Form 10KSB/A
period 2000-05-31
PARK HILL CAPITAL I CORP
filed 2000-09-28
CIK 1097638

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-KSB/A

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

                              For the period                 For the period
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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

3.     Related Party Transactions
As of the date hereof, Frank L. Kramer and Deborah A. Salerno are the officers and directors of the Company, and are the beneficial owners of 2,150,000 shares of its issued and outstanding common stock, constituting approximately 67% of the Company's issued and outstanding common stock. The shares were issued for cash at $0.001 per share and services provided which have been valued at a total of $40,850.

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