Form 10QSB
period 2000-08-31
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000; OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________



                NEVADA              0-27911               84-1491806
               -------             ---------              ----------
               State of            Commission            IRS Employer
            incorporation          File Number       Identification Number


                               1 Place Ville-Marie
                                   Suite 2821
                                  Montreal, Qc
                                     H3B 4R4
             -------------------------------------------------------
                    (Address of principal executive offices)


                                Tel: 514-448-2000
                              --------------------
                           (Issuer's telephone number)


        ----------------------------------------------------------------
          (Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service

Copies of all communications, including all communications sent to the agent for service, should be sent to:

                              Joseph I. Emas, Esq.
                                 Attorney at Law
                             1224 Washington Avenue
                              Miami Beach, FL 33139

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of September _____, 2005, there were 3,206,000 shares of the registrant's common stock outstanding.

                         PARK HILL CAPITAL I CORPORATION

                          (A Development Stage Company)



                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION

                          (A Development Stage Company)



                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

                  (Amounts Expressed in United States Dollars)

                                TABLE OF CONTENTS




Interim Balance Sheets                                                   1

Interim Statements of Operations                                         2

Interim Statements of Cash Flows                                         3

Interim Statements of Changes in Stockholders' Equity                    4

Notes to Interim Financial Statements                                5 - 7

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Balance Sheet

As at August 31, 2000 and May 31, 2000
(Amounts expressed in United States Dollars)                              Page 1
--------------------------------------------------------------------------------


                                                                                    August 31,             May 31,
                                                                                       2000                 2000
                                                                                   (Unaudited)            (Audited)
                                                                                 -----------------    ------------------
 Assets

 Current
      Cash                                                                       $          1,268     $         1,268
                                                                                                                    -
                                                                                 -----------------    ------------------
                                                                                 $          1,268     $         1,268
                                                                                 =================    ==================
 Liabilities

 Current                                                                         $         -          $             -
                                                                                 -----------------    ------------------

 Stockholders' Equity
                                                                                            3,206               3,206
 Capital stock (note 2)

 Additional paid in capital                                                                63,134              63,134

 Deficit accumulated during the development stage                                         (65,072)            (65,072)
                                                                                 -----------------    ------------------
 Total stockholders' equity                                                                 1,268               1,268
                                                                                 -----------------    ------------------
 Total liabilities and stockholders' deficiency                                  $          1,268     $         1,268
                                                                                 =================    ==================

 The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Operations

(Unaudited)
(Amounts Expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------

                                                               Three Months         Three Months          March 2,1999
                                                                  Ended                Ended             (Inception) to
                                                                August 31,           August 31,            August 31,
                                                                   2000                 1999                  2000
                                                            -------------------   -----------------     -----------------
 Revenue                                                    $             -       $             -       $             -
                                                            -------------------   -----------------     -----------------
 Operating expenses

      Selling, General and Administration                                 -                 1,250                65,072
                                                                          -                     -
                                                            -------------------   -----------------     -----------------

                                                                          -                 1,250                65,072
                                                            -------------------   -----------------     -----------------

 Net loss                                                   $             -       $        (1,250)      $        65,072
                                                            ===================   =================     =================

 Net loss per common share                                  $         (0.00)      $         (0.00)      $         (0.02)
                                                            ===================   =================     =================
 Weighted average number of common shares
 used in calculation                                              3,206,000             3,206,000             3,206,000
                                                            ===================   =================     =================


The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Interim Statement of Cash Flows
For the Three Months Period Ended August 31, 2000, August 31, 1999 and from Inception
(Unaudited)
(Amounts Expressed in United States Dollars)                              Page 3
-------------------------------------------------------------------------------

                                                              Three Months           Three Months           March 2, 1999
                                                                  Ended                  Ended               (Inception)
                                                               August 31,             August 31,            to August 31,
                                                                  2000                   1999                   2000
                                                            ------------------     ------------------     ------------------
Operating activities
     Net loss from continuing operations                    $         -            $           1,250      $         (65,072)
     Issue of common stock for service                                -                      -                       60,325
                                                            ------------------     ------------------     ------------------

Net cash used in operating activities                                 -                       (1,250)                (4,747)
                                                            ------------------     ------------------     ------------------
Financing activities

     Issue of common stock                                            -                           40                  3,795
     Additional paid in capital                                       -                      -                        2,220
     Decrease (increase) in stock subscription
     receivable                                                       -                           25                 -
     Increase (decrease) in stock subscribed                          -                          (40)                -
                                                            ------------------     ------------------     ------------------
Net cash provided by financing activities                             -                           25                  6,015
                                                            ------------------     ------------------     ------------------

Net increase (decrease) in cash and cash equivalent                   -                       (1,225)                 1,268

Cash and cash equivalent, beginning of period                           1,268                  3,230                -
                                                            ------------------     ------------------     ------------------

Cash and cash equivalent, end of period                     $           1,268      $           2,005      $           1,268
                                                            ==================     ==================     ==================
Income taxes paid                                           $         -            $          -           $         -
                                                            ==================     ==================     ==================
Interest paid                                               $         -            $          -           $         -
                                                            ==================     ==================     ==================

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Stockholders' Equity

For the Three Months Period Ended August 31, 2000

(Unaudited)
(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------




                                            Common Stock                                    Deficit             Total
                                     ---------------------------                          Accumulated        ----------
                                                                         Additional       During the
                                                                          Paid in         Development        Stockholders'
                                      Shares            Amount            Capital            Stage             Equity
                                     ---------         ---------         ---------         ---------          ---------
Common Stock issued for cash
and services February 1999
at $0.02 per share                   3,175,000             3,175            60,325              --               63,500

Common Stock issued for cash
February1999 at $0.02 per
share                                   29,000                29               551              --                  580

Net loss for the period
ended May 31, 1999                        --                --                --             (60,865)           (60,865)
                                     ---------         ---------         ---------         ---------          ---------

Balance May 31, 1999                 3,204,000             3,204            60,876           (60,865)             3,215

Common Stock issued for cash
June 1999 at $0.02 per share             2,000                 2                38              --                   40

Cash contribution to Capital              --                --               2,220              --                2,220

Net loss for the year ended
May 31, 2000                              --                --                --              (4,207)            (4,207)
                                     ---------         ---------         ---------         ---------          ---------

Balance, May 31, 2000                3,206,000             3,206            63,134           (65,072)             1,268
                                     ---------         ---------         ---------         ---------          ---------
Net loss for the period
ended
August 31, 2000                           --                --                --                --                 --
                                     ---------         ---------         ---------         ---------          ---------

Balance August 31, 2000              3,206,000             3,206            63,134           (65,072)             1,268
                                     =========         =========         =========         =========          =========


The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
August 31, 2000
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

1.     Summary of Significant Accounting Policies

       Going Concern

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

       In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       Development Stage Company

       Park Hill Capital I Corporation has been in the development stage since its formation on March 2, 1999. Planned principal operations have not commenced since then and the company has not generated any revenue.

       Financial Statement Presentation

       This summary of significant accounting policies of Park Hill Capital I Corporation is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

       Organization and Business Operations

       Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of August 31, 2000, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

       The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

       Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
August 31, 2000
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------

1.     Summary of significant accounting policies (continued)

       Cash and Cash Equivalents

       For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less at the time of purchase.

       Earnings (loss) Per Share

       Earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

       Fair Value of Financial Instruments

       Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments, SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of accounts payable approximate their estimated fair values due to their short-term maturities.

       Income Taxes

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through August 31, 2000.

       Consideration of other Comprehensive Income Items

       SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended August 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Notes to Interim Financial Statements

August 31, 2000

(Unaudited)
(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------

2.   Stockholder's Equity

     Authorized

     The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at August 31, 2000, 3,206,000 shares were issued and outstanding.

     There are no warrants or options outstanding to issue any additional shares of common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 1.   DESCRIPTION OF BUSINESS.

       Park Hill Capital I Corp. (the "Company") was incorporated under the laws of the State of Nevada on March 2, 1999, and is in the developmental stage. For the period of inception in 1999 through date hereof, the Company had no revenues or business. The Company has no commercial operations as of date hereof. The Company has no full-time employees and owns no real estate.

       The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term ear nings.

       As of the date herein, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2000.
As of August 31, 2000, the Company remained in the development stage. As of August 31, 2000, the Company had assets consisting of cash only in the amount of $1,268. The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                            PART II OTHER INFORMATION
                            -------------------------

Item 1.  Legal Proceedings
         Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits

         A. Exhibits:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              PARK HILL CAPITAL I CORP.



DATE:   September 19, 2005                    /s/ Francis Mailhot
                                              ------------------------
                                              Francis Mailhot
                                              Director
                                              PARK HILL CAPITAL I CORP.