Form 10QSB
period 2000-11-30
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000; OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________


            NEVADA                 0-27911                  84-1491806
        --------------           -----------          ---------------------
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

                                Tel: 514-448-6710
                              --------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

                                  COMMON STOCK
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

As of September 19, 2005, there were 3,206,000 shares of the registrant's common stock outstanding.

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                TABLE OF CONTENTS

Interim Balance Sheets                                                         1

Interim Statements of Operations                                               2

Interim Statements of Cash Flows                                               3

Interim Statements of Changes in Stockholders' Equity                          4

Notes to Interim Financial Statements                                      5 - 6

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEET

As at November 30, 2000 and May 31, 2000
(Amounts expressed in United States Dollars)                                    PAGE 1
======================================================================================

                                                     NOVEMBER 30,         MAY 31,
                                                         2000               2000
                                                      (UNAUDITED)        (AUDITED)
                                                   ----------------   ----------------
 ASSETS

 Current
      Cash                                         $            193   $          1,268
                                                   ----------------   ----------------
                                                   $            193   $          1,268
                                                   ================   ================
 LIABILITIES

 CURRENT                                           $             --   $             --
                                                   ----------------   ----------------
 STOCKHOLDERS' EQUITY

 Capital stock (note 2)                                       3,206              3,206

 ADDITIONAL PAID IN CAPITAL                                  63,134             63,134

 Deficit accumulated during the development stage           (66,147)           (65,072)
                                                   ----------------   ----------------
 Total stockholders' equity                                     193              1,268
                                                   ----------------   ----------------
 Total liabilities and stockholders' equity        $            193   $          1,268
                                                   ================   ================

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS

(UNAUDITED)
(Amounts expressed in United States Dollars)                                                                         PAGE 2
===========================================================================================================================

                                                                                                             MARCH 2, 1999
                                          FOR THE THREE MONTHS                 FOR THE SIX MONTHS           (INCEPTION) TO
                                           ENDED NOVEMBER 30                    ENDED NOVEMBER 30            NOVEMBER 30,
                                  ---------------------------------   -----------------------------------   ---------------
                                      2000               1999              2000                1999              2000
                                  --------------   ----------------   ----------------   ----------------   ---------------
  REVENUE                         $           --   $             --   $             --   $             --   $            --
                                  --------------   ----------------   ----------------   ----------------   ---------------
  OPERATING EXPENSES

     Selling, general and
      administration                       1,075                865              1,075              2,115            66,147
                                  --------------   ----------------   ----------------   ----------------   ---------------
                                           1,075                865              1,075              2,115            66,147

  Net loss                        $       (1,075)  $           (865)  $         (1,075)  $         (2,115)  $       (66,147)
                                  ==============   ================   ================   ================   ===============

  NET LOSS PER COMMON SHARE
  BASIC AND DILUTED                        (0.00)             (0.00)             (0.00)             (0.00)            (0.02)
                                  ==============   ================   ================   ================   ===============

  WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES USED IN
   CALCULATION                         3,206,000          3,206,000          3,206,000          3,206,000         3,206,000
                                  ==============   ================   ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
For the Six Months  Period Ended  November 30, 2000,  November 30, 1999 and from inception (UNAUDITED)
(Amounts Expressed in United States Dollars)                                                                         PAGE 3
===========================================================================================================================

                                                                                                             MARCH 2, 1999
                                                                      SIX MONTHS ENDED   SIX MONTHS ENDED    (INCEPTION) TO
                                                                         NOVEMBER 30,      NOVEMBER 30,       NOVEMBER 30,
                                                                             2000              1999               2000
                                                                      ----------------   ----------------   ---------------
Operating activities

     Net loss from continuing operations                              $          1,075   $          2,115   $       (66,147)
     Issue of common stock for service                                              --                 --            60,325
                                                                      ----------------   ----------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                           (1,075)            (2,115)           (5,892)
                                                                      ----------------   ----------------   ---------------
FINANCING ACTIVITIES
     Issue of common stock                                                          --                 40                --
     Additional paid in capital                                                     --                 --             3,795
     Decrease (increase) in stock subscription receivable                           --                 25             2,220
     Increase (decrease) in stock subscribed                                        --                (40)               --
                                                                      ----------------   ----------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           --                 25             6,015
                                                                      ----------------   ----------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                             (1,075)            (2,090)              193

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                    1,268              3,230                --
                                                                      ----------------   ----------------   ---------------
CASH AND CASH EQUIVALENT, END OF PERIOD                               $            193   $          1,140   $           193
                                                                      ================   ================   ===============
INCOME TAXES PAID                                                     $             --   $             --   $            --
                                                                      ================   ================   ===============
INTEREST PAID                                                         $             --   $             --   $            --
                                                                      ================   ================   ===============

The accompanying notes are an integral part of these financial statements.


PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended November 30, 2000
(Amounts Expressed in United States Dollars)                                                                         PAGE 4
===========================================================================================================================

                                                                                             Deficit
                                                                                           Accumulated          Total
                                            Common Stock                Additional         During the       ---------------
                                  ---------------------------------       Paid in          Development      Stockholders'
                                     Shares             Amount             Capital             Stage             Equity
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Common   Stock  issued  for
  cash and services  February
  1999 at $0.02 per share              3,175,000              3,175             60,325                 --            63,500

  Common Stock issued for
  cash February  1999 at
  $0.02 per share                         29,000                 29                551                 --               580

  Net loss for the period
  ended May 31, 1999                          --                 --                 --            (60,865)          (60,865)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 1999                 3,204,000              3,204             60,876            (60,865)            3,215

  Common Stock issued for
  cash  June 1999 at $0.02
  per share                                   --                  2                 38                 --                40

  Cash contribution to
  Capital                                  2,000                 --              2,220                 --             2,220

  Net loss for the year
  ended May 31, 2000                          --                 --                 --             (4,207)           (4,207)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance, May 31, 2000                3,206,000              3,206             63,134            (65,072)            1,268

  Net loss                                    --                 --                 --             (1,075)           (1,075)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance November 30, 2000            3,206,000              3,206             63,134            (66,147)              193
                                  ==============   ================   ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
November 30, 2000
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 5
================================================================================

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

      ORGANIZATION AND BUSINESS OPERATIONS

      Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of November 30, 2000, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
November 30, 2000
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 6
================================================================================

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

      INCOME TAXES

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through November 30, 2000.

      CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended November 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    STOCKHOLDER'S EQUITY

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at November 31, 2000 3,206,000 shares were issued and outstanding.

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

      The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term ear earnings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000.

      As of November 30, 2000, the Company remained in the development stage. As of November 30, 2000, the Company had assets consisting of cash only in the amount of $193.

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

                                                PARK HILL CAPITAL I CORP.


DATE:   September 19, 2005                      /s/ Francis Mailhot
                                                --------------------------------
                                                Francis Mailhot
                                                Director
                                                PARK HILL CAPITAL I CORP.