Form 10QSB
period 2001-02-28
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001; OR


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

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
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

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEET

As at FEBRUARY 28, 2001 and May 31, 2000

(Amounts expressed in United States Dollars)                                    PAGE 1
======================================================================================

                                                       FEBRUARY               MAY
                                                          28,                 31,
                                                         2000                2000
                                                      (UNAUDITED)         (AUDITED)
                                                   ----------------   ----------------
 ASSETS


 Current
      Cash                                         $             43   $          1,268
                                                   ================   ================

 LIABILITIES                                       $             --   $             --
                                                   ----------------   ----------------

 STOCKHOLDERS' EQUITY

 Capital stock (note 2)                                       3,206              3,206

 ADDITIONAL PAID IN CAPITAL                                  63,134             63,134


 Deficit accumulated during the development stage           (66,297)           (65,072)
                                                   ----------------   ----------------
 Total stockholders' equity                                      43              1,268
                                                   ----------------   ----------------
 Total liabilities and stockholders' equity        $             43   $          1,268
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

                                                                                                             MARCH2, 1999
                                                                                                             (INCEPTION)
                                          FOR THE THREE MONTHS               FOR THE NINE MONTHS                  TO
                                           ENDED FEBRUARY 28                   ENDED FEBRUARY 28              FEBRUARY 28,
                                  ---------------------------------   -----------------------------------   ---------------
                                       2001              2000               2001               2000              2000
                                  --------------   ----------------   ----------------   ----------------   ---------------
  REVENUE                         $           --   $             --   $             --   $             --   $            --
                                  --------------   ----------------   ----------------   ----------------   ---------------
  OPERATING EXPENSES
     Selling, general and
      administration                         150                811              1,225              2,926            66,297
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Net loss                        $         (150)  $           (811)  $         (1,225)  $         (2,926)  $       (66,297)
                                  ==============   ================   ================   ================   ===============
  NET LOSS PER COMMON SHARE
  BASIC AND DILUTED                        (0.00)             (0.00)             (0.00)             (0.00)            (0.02)

  WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES USED IN
   CALCULATION                         3,206,000          3,206,000          3,206,000          3,206,000          3,206,000
                                  ==============   ================   ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
For the Nine Months  Period  Ended  FEBRUARY 28,  2001,  February  2000 and from
Inception

(Unaudited)
(Amounts Expressed in United States Dollars)                                                                         PAGE 3
===========================================================================================================================

                                                                                                             MARCH 2, 1999
                                                                                                              (INCEPTION)
                                                                     NINE MONTHS ENDED   NINE MONTHS ENDED       TO
                                                                        FEBRUARY 28,       FEBRUARY 28,       FEBRUARY 28,
                                                                            2001              2000                2001
                                                                      ----------------   ----------------   ---------------
Operating activities
     Net loss from continuing operations                              $         (1,225)  $         (2,926)  $       (66,297)
     Issue of common stock for service                                              --                 --            60,325
                                                                      ----------------   ----------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                           (1,225)            (2,926)           (5,972)
                                                                      ----------------   ----------------   ---------------
FINANCING ACTIVITIES
     Issue of common stock                                                          --                 40             3,795
      Additional paid in capital                                                    --                                2,220
     Decrease (increase) in stock subscription receivable                           --                 25
     Increase (decrease) in stock subscribed                                        --                (40)               --
                                                                      ----------------   ----------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           --                 25             6,015
                                                                      ----------------   ----------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                             (1,225)            (2,091)               43

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                    1,268              3,230                --
                                                                      ----------------   ----------------   ---------------
CASH AND CASH EQUIVALENT, END OF PERIOD                               $             43   $            329   $            43
                                                                      ================   ================   ===============
INCOME TAXES PAID                                                     $             --   $             --   $            --
                                                                      ================   ================   ===============
INTEREST PAID                                                         $             --   $             --   $            --
                                                                      ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

For the nine months ended February 28, 2001
(Unaudited)

(Amounts Expressed in United States Dollars)                                                                         PAGE 4
===========================================================================================================================


                                                                                             Deficit
                                                                                           Accumulated          Total
                                            Common Stock                Additional         During the       ---------------
                                  ---------------------------------      Paid in          Development       Stockholders'
                                      Shares            Amount            Capital             Stage             Equity
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Common   Stock  issued  for
  cash and services  February
  1999 at $0.02 per share              3,175,000              3,175             60,325                 --            63,500

  Common Stock issued for
  cash February 1999 at
  $0.02 per share                         29,000                 29                551                 --               580

  Net loss for the the
  period ended May 31, 1999                   --                 --                 --            (60,865)          (60,865)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 1999                 3,204,000              3,204             60,876            (60,865)            3,215
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Common Stock issued for
  cash June 1999 at $0.02
  per share                                2,000                  2                 38                 --                40

  Cash contribution to Capital                --                 --              2,220                 --             2,220

  Net loss for the year
  ended  May 31, 2000                         --                 --                 --             (4,207)           (4,207)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance, May 31, 2000                3,206,000              3,206             63,134            (65,072)            1,268

  Net loss for the period
  ended February 28, 2001                     --                 --                 --             (1,225)           (1,225)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance February 28, 2001            3,206,000              3,206             63,134            (66,297)               43
                                  ==============   ================   ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2001
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 5
================================================================================

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

      ORGANIZATION AND BUSINESS OPERATIONS

      Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of February 28, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2004
(Unaudited)

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

      INCOME TAXES

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through February 28, 2001.

      CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended February 28, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    STOCKHOLDER'S EQUITY

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at February 28, 2001 3,206,000 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2001.

      As of February 28, 2001, the Company remained in the development stage. As of February 28, 2001, the Company had assets consisting of cash only in the amount of $43.

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