Form 10QSB
period 2001-08-31
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001; OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________



            NEVADA                    0-27911                84-1491806
        --------------            --------------       ---------------------
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

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
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

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEET

As at August 31, 2001 and May 31, 2001

(Amounts expressed in United States Dollars)                                    PAGE 1
======================================================================================

                                                       AUGUST 1,           MAY 31,
                                                         2001               2001
                                                      (UNAUDITED)         (AUDITED)
                                                   ----------------   ----------------
 ASSETS

 Current
      Cash                                         $             34   $             34
                                                   ----------------   ----------------
                                                   $             34   $             34
                                                   ================   ================
 LIABILITIES

 CURRENT
      Loan Payable                                 $            100   $            100
                                                   ----------------   ----------------
 STOCKHOLDERS' DEFICIENCY

 Capital stock (note 2)                                       3,206              3,206

 ADDITIONAL PAID IN CAPITAL                                  63,134             63,134

 Deficit accumulated during the development stage           (66,406)           (66,406)
                                                   ----------------   ----------------
 Total stockholders' deficit                                    (66)               (66)
                                                   ----------------   ----------------
 Total liabilities and stockholders' deficiency    $             34   $             34
                                                   ================   ================

The accompanying notes are an integral part of these financial statements.


PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS
 (Unaudited)

(Amounts Expressed in United States Dollars)                                                       PAGE 2
=========================================================================================================

                                                                                           MARCH 2,1999
                                                     THREE MONTHS       THREE MONTHS        (INCEPTION)
                                                     ENDED AUGUST          ENDED                TO
                                                          31,            AUGUST 31,         AUGUST 31,
                                                         2001               2000              2001
                                                   ----------------   ----------------   ----------------
 Revenue                                           $             --   $             --   $             --
                                                   ----------------   ----------------   ----------------
 Operating expenses
      Selling, general and administration                        --                 --             66,406
                                                   ----------------   ----------------   ----------------
 Net loss                                          $             --   $             --            (66,406)
                                                   ================   ================   ================
 NET LOSS PER COMMON SHARE BASIC AND DILUTED       $          (0.00)  $          (0.00)  $          (0.02)
                                                   ================   ================   ================
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN CALCULATION                                      3,206,000          3,206,000          3,206,000
                                                   ================   ================   ================

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
For the Three Month Period Ended August 31, 2001, August 2000 and from Inception

(UNAUDITED)
(Amounts Expressed in United States Dollars)                                                                         PAGE 3
===========================================================================================================================

                                                                                                             MARCH 2, 1999
                                                                         THREE MONTHS      THREE MONTHS       (INCEPTION)
                                                                             ENDED             ENDED               TO
                                                                          AUGUST 31,         AUGUST 31,        AUGUST 31,
                                                                             2001              2000               2001
                                                                      ----------------   ----------------   ---------------
Operating activities
     Net loss from continuing operations                              $             --   $             --   $       (66,406)
     Issue of common stock for service                                              --                 --            60,325
                                                                      ----------------   ----------------   ---------------
Net cash used in operating activities                                               --                 --            (6,081)
                                                                      ----------------   ----------------   ---------------
FINANCING ACTIVITIES
     Issue of common stock                                                          --                 --             3,795
      Additional paid in capital                                                    --                 --             2,220
     Decrease (increase) in stock subscription receivable                           --                 --
     Increase in loan payable                                                       --                 --               100
                                                                      ----------------   ----------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           --                 --             6,115
                                                                      ----------------   ----------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                                 --                 --                34

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                       34              1,268                --
                                                                      ----------------   ----------------   ---------------
CASH AND CASH EQUIVALENT, END OF PERIOD                               $             34   $          1,268   $            34
                                                                      ================   ================   ===============
INCOME TAXES PAID                                                     $             --   $             --   $            --
                                                                      ================   ================   ===============
INTEREST PAID                                                         $             --   $             --   $            --
                                                                      ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

For the three month period ending August 31, 2001

(UNAUDITED)

(Amounts Expressed in United States Dollars)                                                                         PAGE 4
===========================================================================================================================

                                                                                             Deficit
                                                                                           Accumulated          Total
                                            Common Stock                Additional         During the       ---------------
                                  ---------------------------------       Paid in          Development      Stockholders'
                                      Shares            Amount            Capital             Stage           Deficiency
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Common  Stock issued for cash
  and  services  February  1999
  at $0.02 per share                   3,175,000              3,175             60,325                 --            63,500

  Common Stock issued for cash
  February 1999 at $0.02 per
  share                                   29,000                 29                551                 --               580

  Net loss for the period
  ended May 31, 1999                          --                 --                 --            (60,865)          (60,865)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 1999                 3,204,000              3,204             60,876            (60,865)            3,215
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Common Stock issued for cash
  June 1999 at $0.02 per share             2,000                  2                 38                 --                40

  Cash contribution to Capital                --                 --              2,220                 --             2,220

  Net loss for the year ended
  May 31, 2000                                --                 --                 --             (4,207)           (4,207)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance, May 31, 2000                3,206,000              3,206             63,134            (65,072)            1,268

  Net loss for the year ended
  May 31, 2001                                --                 --                 --             (1,334)           (1,334)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 2001                 3,206,000              3,206             63,134            (66,406)              (66)

  Net loss for the period
  ended August 31, 2001                       --                 --                 --                 --                --
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance August 31, 2001              3,206,000              3,206             63,134            (66,406)              (66)
                                  ==============   ================   ================   ================   ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2001
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 5
================================================================================

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

      ORGANIZATION AND BUSINESS OPERATIONS

      Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of August 31, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2001
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 6
================================================================================

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

      INCOME TAXES

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through August 31, 2001.

      CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended August 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    STOCKHOLDER'S EQUITY

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at August 31, 2001 3,206,000 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2001.

      As of August 31, 2001, the Company remained in the development stage. As of August 31, 2001, the Company had assets consisting of cash only in the amount of $34.

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