Form 10QSB
period 2001-11-30
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001; OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

           NEVADA                    0-27911               84-1491806
           ------                    -------               ----------
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


          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Balance Sheet

As at November 30, 2001
(Amounts expressed in United States Dollars)                              Page 1
--------------------------------------------------------------------------------

                                                          November
                                                             30,            May 31,
                                                            2001             2001
                                                         (Unaudited)       (Audited)
                                                        ------------     ------------
Assets

Current
     Cash                                               $        945     $         34
                                                        ------------     ------------

                                                        $        945     $         34
                                                        ============     ============

Liabilities

Current
     Loan payable                                       $      2,285     $        100
                                                        ------------     ------------

Stockholders' Deficiency

Capital stock (note 2)                                         3,206            3,206

Additional paid in capital                                    63,134           63,134

                                                             (67,680)         (66,406)
Deficit accumulated during the development stage
                                                        ------------     ------------

                                                              (1,340)             (66)
Total stockholders' deficit
                                                        ------------     ------------

Total liabilities and stockholders' deficiency          $        945     $         34
                                                        ============     ============

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Operations

For the Three and Six Months Period Ended November 30, 2001,

November 2000 and from inception
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------

                                          For the Three Months                    For the Six Months               March 2, 1999
                                            Ended November 30                      Ended November 30               (Inception) to
                                  -----------------------------------     -----------------------------------       November 30,

                                         2001               2000                2001               2000                 2001
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Revenue                           $            --     $            --     $            --     $            --     $            --
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Operating expenses

   Selling, general and
administrativefees                          1,274               1,075               1,274               1,075              67,680
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Net loss                          $        (1,274)    $        (1,075)    $        (1,274)    $        (1,075)    $       (67,680)
                                  ===============     ===============     ===============     ===============     ===============

Net loss per common share
basic and diluted                           (0.00)              (0.00)              (0.00)              (0.00)              (0.02)
                                  ===============     ===============     ===============     ===============     ===============

Weighted average number of
 common shares used in
 calculation                            3,206,000           3,206,000           3,206,000           3,206,000           3,206,000
                                  ===============     ===============     ===============     ===============     ===============

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Cash Flows

For the Six Months Period Ended November 30, 2001, November 2000 and from inception

(Unaudited)
(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------

                                                                                                   March 2, 1999
                                                                                                    (Inception)
                                                            Six Months Ended   Six Months Ended          to
                                                              November 30,        November 30,      November 30,
                                                                  2001               2000               2001
                                                             --------------     --------------     --------------
Operating activities

     Net loss from continuing operations                     $        1,274     $        1,075     $      (67,680)
     Issuance of common stock for service                                --                 --             60,325
                                                             --------------     --------------     --------------

Net cash used in operating activities                                (1,274)            (1,075)            (7,355)
                                                             --------------     --------------     --------------

Financing activities

     Issuance of common stock                                            --                 --              3,795
     Additional paid-up capital                                          --                 --              2,220
     Increase (decrease) in loan payable                              2,185                 --              2,285
                                                             --------------     --------------     --------------

Net cash provided by financing activities                             2,185                 --              8,300
                                                             --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalent                     911             (1,075)               945

Cash and cash equivalent, beginning of period                            34              1,268                 --
                                                             --------------     --------------     --------------

Cash and cash equivalent, end of period                      $          945     $          193     $          945
                                                             ==============     ==============     ==============

Income taxes paid                                            $           --     $           --     $           --
                                                             ==============     ==============     ==============

Interest paid                                                $           --     $           --     $           --
                                                             ==============     ==============     ==============

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Stockholders' Deficiency

For the three month period ending November 30, 2001
(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------

                                                 Common Stock                                                           Total
                                      ----------------------------------                                           ---------------
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additional       During the
                                                                                 Paid in         Development        Stockholders'
                                           Shares             Amount             Capital            Stage             Deficiency
                                      ---------------    ---------------    ---------------    ---------------     ---------------
Common Stock issued for cash
and services February 1999
at $0.02 per share                          3,175,000              3,175             60,325                 --              63,500

Common Stock issued for cash
February 1999 at $0.02 per
share                                          29,000                 29                551                 --                 580

Net loss for the the period
ended May 31, 1999                                 --                 --                 --            (60,865)            (60,865)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance May 31, 1999                        3,204,000              3,204             60,876            (60,865)              3,215

Common Stock issued for cash
June 1999 at $0.02 per share                    2,000                  2                 38                 --                  40

Cash contribution to Capital                       --                 --              2,220                 --               2,220

Net loss for the year ended
May 31, 2000                                       --                 --                 --             (4,207)             (4,207)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance, May 31, 2000                       3,206,000              3,206             63,134            (65,072)              1,268

Net loss for the year ended
May 31, 2001                                       --                 --                 --             (1,334)             (1,334)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance May 31, 2001                        3,206,000              3,206             63,134            (66,406)                (66)

Net loss for the period
ended November 30, 2001                            --                 --                 --             (1,274)              1,274
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance November 31, 2001                   3,206,000              3,206             63,134            (67,680)             (1,340)
                                      ===============    ===============    ===============    ===============     ===============

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
November 30, 2001
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

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

      Organization and Business Operations

      Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of November 30, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
November 30, 2001
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------

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

      Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through November 30, 2001.

      Consideration of other Comprehensive Income Items

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the six month period ended November 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    Stockholder's Equity

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at November 30, 2001 3,206,000 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2001.

As of November 30, 2001, the Company remained in the development stage. As of November 30, 2001, the Company had assets consisting of cash only in the amount of $945.00

The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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