Form 10QSB
period 2002-08-31
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002; OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________


            NEVADA                    0-27911                 84-1491806
        --------------             ------------         ---------------------
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

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2002
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2002
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

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEET

As at August 31, 2002 and May 31, 2002
(Amounts expressed in United States Dollars)                              PAGE 1
================================================================================

                                                          AUGUST         MAY
                                                            31,          31,
                                                           2002         2002
                                                       (UNAUDITED)    (AUDITED)
                                                       -----------   ----------
ASSETS

Current
     Cash                                              $       710   $      710
     Loan receivable                                            --
                                                       -----------   ----------
                                                       $       710   $      710
                                                       ===========   ==========
LIABILITIES

CURRENT
     Loan payable                                      $     2,285   $    2,285
                                                       -----------   ----------

STOCKHOLDERS' DEFICIENCY

                                                             3,206        3,206
Capital stock (note 2)

ADDITIONAL PAID IN CAPITAL                                  63,134       63,134

Deficit accumulated during the development stage           (67,915)     (67,915)
                                                       -----------   ----------
Total stockholders' deficit                                 (1,725)      (1,525)
                                                       -----------   ----------
Total liabilities and stockholders' deficiency         $       710   $      710
                                                       ===========   ==========

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS
 (UNAUDITED)

(Amounts Expressed in United States Dollars)                                              PAGE 2
================================================================================================

                                                                                   MARCH 2, 1999
                                                       THREE MONTHS  THREE MONTHS   (INCEPTION)
                                                       ENDED AUGUST      ENDED           TO
                                                            31,        AUGUST 31,    AUGUST 31,
                                                           2002           2001          2002
                                                       ------------  ------------  -------------
 Revenue                                               $         --  $         --  $          --
                                                       ------------  ------------  -------------
 Operating expenses
      Selling, general and administration                        --            --        (67,915)
                                                       ------------  ------------  -------------
 Net loss                                              $         --  $         --  $     (67,915)
                                                       ============  ============  =============
 NET LOSS PER COMMON SHARE BASIC AND DILUTED           $      (0.00) $      (0.00) $       (0.02)
                                                       ============  ============  =============
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN CALCULATION                                      3,206,000     3,206,000      3,206,000
                                                       ============  ============  =============

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
For the Three Month Period Ended August 31, 2002, August 2001 and from inception

(UNAUDITED)
(Amounts Expressed in United States Dollars)                                              PAGE 3
================================================================================================

                                                                                   MARCH 2, 1999
                                                       THREE MONTHS  THREE MONTHS   (INCEPTION)
                                                           ENDED         ENDED          TO
                                                         AUGUST 31,   AUGUST 31,    AUGUST 31,
                                                           2002          2001          2002
                                                       ------------  ------------  -------------
Operating activities

     Net loss from continuing operations               $         --  $         --  $     (67,915)
     Issue of common stock for service                           --            --         60,325
                                                       ------------  ------------  -------------
Net cash used in operating activities                            --            --         (7,590)
                                                       ------------  ------------  -------------
FINANCING ACTIVITIES

     Issue of common stock                                       --            --          3,795
     Additional paid up capital                                  --            --          2,220
     Increase in loan payable                                    --            --          2,285
                                                       ------------  ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --            --          8,300
                                                       ------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT              --            --            710

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                   710            34             --
                                                       ------------  ------------  -------------
CASH AND CASH EQUIVALENT, END OF PERIOD                $        710  $         34  $         710
                                                       ============  ============  =============
INCOME TAXES PAID                                      $         --  $         --  $         -
                                                       ============  ============  =============
INTEREST PAID                                          $         --  $         --  $         -
                                                       ============  ============  =============

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Three Months Period Ended August 31, 2002

(UNAUDITED)
(Amounts Expressed in United States Dollars)                                                                         PAGE 4
===========================================================================================================================

                                                                                             Deficit
                                                                                           Accumulated          Total
                                            Common Stock                Additional         During the       ---------------
                                  ---------------------------------       Paid in          Development      Stockholders'
                                     Shares            Amount             Capital             Stage           Deficiency
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Common  Stock issued for cash
  and  services  February  1999
  at $0.02 per share                   3,175,000              3,175             60,325                 --            63,500

  Common Stock issued for cash
  February 1999 at $0.02 per
  share                                   29,000                 29                551                 --               580

  Net loss for the the period
  ended May 31, 1999                          --                 --                 --            (60,865)          (60,865)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 1999                 3,204,000              3,204             60,876            (60,865)            3,215

  Common Stock issued for cash
  June 1999 at $0.02 per share                --                  2                 38                 --                40

  Cash contribution to Capital             2,000                 --              2,220                 --             2,220

  Net loss for the year ended
  May 31, 2000                                --                 --                 --             (4,207)           (4,207)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance, May 31, 2000                3,206,000              3,206             63,134            (65,072)            1,268

  Net loss for the year ended
  May 31, 2001                                --                 --                 --             (1,334)           (1,334)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 2001                 3,206,000              3,206             63,134            (66,406)              (66)

  Net loss for the year ended
  May 31, 2002                                --                 --                 --             (1,509)           (1,509)
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 2002                 3,206,000              3,206             63,134            (67,915)           (1,575)

  Net  loss   for  the   period
  ended August 31, 2002                       --                 --                 --                 --                --
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Balance August 31, 2002              3,206,000              3,206             63,134            (67,915)           (1,575)
                                  ==============   ================   ================   ================   ===============

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2002
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 5
================================================================================

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

      ORGANIZATION AND BUSINESS OPERATIONS

      Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of August 31, 2002, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
August 31, 2002
(unaudited)
(Amounts expressed in United States Dollars)                              PAGE 6
================================================================================

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

      INCOME TAXES

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through August 31, 2002.

      CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended August 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    STOCKHOLDER'S EQUITY

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at August 31, 2002 3,206,000 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2002.

      As of August 31, 2002, the Company remained in the development stage. As of August 31, 2002, the Company had assets consisting of cash only in the amount of $710.

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

                                                     PARK HILL CAPITAL I CORP.


DATE:   September 19, 2005                           /s/ Francis Mailhot
                                                     ---------------------------
                                                     Francis Mailhot
                                                     Director
                                                     PARK HILL CAPITAL I CORP.