Form 10QSB
period 2002-11-30
PARK HILL CAPITAL I CORP
filed 2005-09-19
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002; OR


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

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                         PARK HILL CAPITAL I CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
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

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEET

As at NOVEMBER 30, 2002 and May 31, 2002

(Amounts expressed in United States Dollars)                              PAGE 1
================================================================================


                                                      NOVEMBER 30,     MAY 31,
                                                          2002           2002
                                                      (UNAUDITED)     (AUDITED)
                                                      ------------    ---------

ASSETS

 Current
      Cash                                                $    710     $    710
      Loan receivable                                           --
                                                      ------------    ---------
                                                          $    710     $    710
                                                      ============    =========
 LIABILITIES

 CURRENT
      Shareholder Loan                                    $  2,285     $  2,285
                                                      ------------    ---------

 STOCKHOLDERS' DEFICIENCY
                                                             3,206        3,206
 Capital stock (note 2)

 ADDITIONAL PAID IN CAPITAL                                 63,134       63,134

 Deficit accumulated during the development stage          (67,915)     (67,915)
                                                      ------------    ---------
 Total stockholders' deficit                                (1,575)      (1,575)
                                                      ------------    ---------
 Total liabilities and stockholders' deficiency           $    710     $    710
                                                      ============    =========

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

(Amounts expressed in United States Dollars)                                                                         PAGE 2
===========================================================================================================================

                                                                                                             MARCH 2, 1999
                                                                                                              (INCEPTION)
                                                                                                                  TO
                                       FOR THE THREE MONTHS                  FOR THE SIX MONTHS              NOVEMBER 30,
                                        ENDED NOVEMBER 30                     ENDED NOVEMBER 30                  2002
                                -----------------------------------   -----------------------------------   ---------------
                                     2002               2001               2002               2001
                                ----------------   ----------------   ----------------   ----------------   ---------------
  REVENUE                       $             --   $             --   $             --   $             --   $            --
                                ----------------   ----------------   ----------------   ----------------   ---------------
  OPERATING EXPENSES

     Selling, general and
     administrative                           --              1,274                 --              1,274            67,915
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Net loss                      $             --   $         (1,274)  $             --   $         (1,274)  $       (67,915)
                                ================   ================   ================   ================   ===============
   NET LOSS PER COMMON SHARE
  BASIC AND DILUTED             $          (0.00)  $          (0.00)  $          (0.00)  $          (0.00)  $         (0.02
                                ================   ================   ================   ================   ===============
  WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES USED IN
   CALCULATION                         3,206,000          3,206,000          3,206,000          3,206,000         3,206,000
                                ================   ================   ================   ================   ===============

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
For the Six Months Period Ended NOVEMBER 30, 2002,
November 31, 2001 and from inception
(UNAUDITED)

(Amounts Expressed in United States Dollars)                                                       PAGE 3
=========================================================================================================

                                                                                          MARCH 2, 1999
                                                                                           (INCEPTION)
                                                   SIX MONTHS ENDED   SIX MONTHS ENDED         TO
                                                      NOVEMBER 30,       NOVEMBER 30,      NOVEMBER 30,
                                                          2002              2001               2002
                                                   ----------------   ----------------   ----------------

Operating activities

     Net loss from continuing operations           $             --   $          1,274   $        (67,915)
     Issue of common stock for service                           --                 --             60,325
                                                   ----------------   ----------------   ----------------
Net cash used in operating activities                            --             (1,274)            (7,590)
                                                   ----------------   ----------------   ----------------
FINANCING ACTIVITIES

     Issue of common stock                                       --                 --              3,795
     Additional paid up capital                                  --                 --              2,220
     Increase in loan payable                                    --              2,185              2,285
                                                   ----------------   ----------------   ----------------
Net cash provided by financing activities                        --              2,185              8,300
                                                   ----------------   ----------------   ----------------
NET INCREASE IN CASH AND CASH EQUIVALENT                         --                911                710

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                   710                 34                 --
                                                   ----------------   ----------------   ----------------
CASH AND CASH EQUIVALENT, END OF PERIOD            $            710   $            945   $            710
                                                   ================   ================   ================
INCOME TAXES PAID                                  $             --   $             --   $             --
                                                   ================   ================   ================
INTEREST PAID                                      $             --   $             --   $             --
                                                   ================== ================   ================

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the six months ended November 30, 2002
(Amounts Expressed in United States Dollars)                                                                         PAGE 4
===========================================================================================================================



                                                                                             Deficit
                                                                                           Accumulated          Total
                                            Common Stock                Additional         During the       ---------------
                                -----------------------------------       Paid in          Development      Stockholders'
                                     Shares            Amount             Capital             Stage           Deficiency
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Common   Stock  issued  for
  cash and services  February
  1999 at $0.02 per share              3,175,000              3,175             60,325                 --            63,500

  Common Stock issued for cash
  February 1999 at $0.02 per
  share                                   29,000                 29                551                 --               580

  Net loss for the the period
  ended May 31, 1999                          --                 --                 --            (60,865)          (60,865)
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 1999                 3,204,000              3,204             60,876            (60,865)            3,215

  Common Stock issued for cash
  June 1999 at $0.02 per share                --                  2                 38                 --                40

  Cash contribution to Capital             2,000                 --              2,220                 --             2,220

  Net loss for the year
  ended May 31, 2000                          --                 --                 --             (4,207)           (4,207)
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Balance, May 31, 2000                3,206,000              3,206             63,134            (65,072)            1,268

  Net loss for the year ended
  May 31, 2001                                --                 --                 --             (1,334)           (1,334)
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 2001                 3,206,000              3,206             63,134            (66,406)              (66)

  Net loss for the year ended
  May 31, 2002                                --                 --                 --             (1,509)           (1,509)
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Balance May 31, 2002                 3,206,000              3,206             63,134            (67,915)           (1,575)

  Net loss for the period ended
  November 30,2002                            --                 --                 --                 --                --
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Balance November 30, 2002            3,206,000              3,206             63,134            (67,915)           (1,575)
                                ================   ================   ================   ================   ===============

PARK HILL CAPITAL I CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
November 30, 2002
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 5
================================================================================

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

      ORGANIZATION AND BUSINESS OPERATIONS

      Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of November 30, 2002, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
November 30, 2002
(Unaudited)
(Amounts expressed in United States Dollars)                              PAGE 6
================================================================================

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

      INCOME TAXES

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through November 30, 2002.

      CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended November 30, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    STOCKHOLDER'S EQUITY

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at November 30, 2002 3,206,000 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002.

      As of November 30, 2002, the Company remained in the development stage. As of November 30, 2002, the Company had assets consisting of cash only in the amount of $710.00

      The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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