Form 10QSB
period 2003-08-31
PARK HILL CAPITAL I CORP
filed 2005-10-17
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003; OR


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

                               1 Place Ville-Marie
                                   Suite 2821
                                  Montreal, Qc
                                     H3B 4R4
                    ---------------------------------------
                    (Address of principal executive offices)

                                Tel: 514-448-6710
                              --------------------
                           (Issuer's telephone number)


          (Former name or former address, if changed since last report)
          ------------------------------------------------------------

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No
                                          -----     ---

As of October 17, 2005, there were 3,206,000 shares of the registrant's common stock outstanding.

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                  (Amounts Expressed in United States Dollars)

                                TABLE OF CONTENTS




Interim Balance Sheets                                                      1

Interim Statements of Operations                                            2

Interim Statements of Cash Flows                                            3

Interim Statements of Changes in Stockholders' Deficiency                   4

Notes to Interim Financial Statements                                   5 - 7

PARK HILL CAPITAL I CORPORATION (A Development Stage Company) Interim Balance
Sheet As at August 31, 2003 and May 31, 2003
(Amounts expressed in United States Dollars)                                                                 Page 1
---------------------------------------------------------------------------------------------------------------------------

                                                                                    August 31,
                                                                                       2003                May 31,
                                                                                   (Unaudited)              2003
                                                                                                          (Audited)
                                                                                 -----------------    ------------------
 Assets


 Current
      Cash                                                                       $           535      $           535
      Loan receivable                                                                          -                    -
                                                                                 -----------------    ------------------

                                                                                 $           535      $           535
                                                                                 =================    ==================

 Liabilities

 Current
      Loan payable                                                               $         2,285      $         2,285
                                                                                 -----------------    ------------------



 Stockholders' Deficiency

 Capital stock (note 2)                                                                    3,206                3,206

 Additional paid in capital                                                               63,134               63,134

 Deficit accumulated during the development stage                                        (68,090)             (68,090)
                                                                                 -----------------    ------------------

 Total stockholders' deficit                                                              (1,750)              (1,750)
                                                                                 -----------------    ------------------

 Total liabilities and stockholders' deficiency                                  $           535     $            535
                                                                                 =================    ==================


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Operations
(Unaudited)

(Amounts Expressed in United States Dollars)                                                                 Page 2
---------------------------------------------------------------------------------------------------------------------------


                                                                                                         March 2, 1999
                                                             Three Months          Three Months           (Inception)
                                                                 Ended                 Ended                   to
                                                               August 31,            August 31,            August 31,
                                                                  2003                  2002                  2003
                                                            -----------------     -----------------     -----------------
 Revenue                                                    $        -            $        -            $        -
                                                            -----------------     -----------------     -----------------


 Operating expenses

      Selling, general and administration                            -                     -                      (68,090)
                                                            -----------------     -----------------     -----------------



 Net loss                                                   $        -            $        -            $         (68,090)
                                                            =================     =================     =================



 Net loss per common share basic and diluted                $           (0.00)    $           (0.00)    $           (0.02)
                                                            =================     =================     =================

 Weighted average number of common shares
 used in calculation                                                3,206,000             3,206,000             3,206,000
                                                            =================     =================     =================


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Interim Statement of Cash Flows
For the Three Month Period Ended August 31, 2003, August 2002 and from inception

(Unaudited)
(Amounts Expressed in United States Dollars)                                                                 Page 3
---------------------------------------------------------------------------------------------------------------------------

                                                                                                            March 2, 1999
                                                              Three Months           Three Months            (Inception)
                                                                 Ended                  Ended                    to
                                                               August 31,             August 31,              August 31,
                                                                  2003                   2002                   2003
                                                            ------------------     ------------------     ------------------
Operating activities

     Net loss from continuing operations                    $         -            $         -            $         (68,090)
     Issue of common stock for service                                -                      -                       60,325
                                                            ------------------     ------------------     ------------------

                                                                      -                      -                       (7,765)
Net cash used in operating activities
                                                            ------------------     ------------------     ------------------


Financing activities

     Issue of common stock                                            -                      -                        3,795
     Additional paid up capital                                       -                      -                        2,220
     Increase in loan payable                                         -                      -                        2,285
                                                            ------------------     ------------------     ------------------

Net cash provided by financing activities                             -                      -                        8,300
                                                            ------------------     ------------------     ------------------

Net increase (decrease) in cash and cash equivalent                   -                      -                          535

Cash and cash equivalent, beginning of period                             535                    710                 -
                                                            ------------------     ------------------     ------------------

Cash and cash equivalent, end of period                     $             535      $             710      $             535
                                                            ==================     ==================     ==================


Income taxes paid                                           $         -            $         -            $         -
                                                            ==================     ==================     ==================
Interest paid                                               $         -            $         -            $         -
                                                            ==================     ==================     ==================


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Interim Statement of Stockholders' Deficiency
For the Three Months Period Ended August 31, 2003
(Unaudited)
(Amounts Expressed in United States Dollars)                                                                 Page 4
---------------------------------------------------------------------------------------------------------------------------

                                            Common Stock                                                        Total
                                  ---------------------------------                                         ---------------
                                     Shares            Amount           Additional           Deficit        Stockholders'
                                                                                           Accumulated
                                                                                           During the
                                                                          Paid in          Development
                                                                          Capital             Stage           Deficiency
                                  --------------   ----------------   ----------------   ----------------   ---------------
  Common  Stock issued for cash
  and  services  February  1999
  at $0.02 per share                  3,175,000            3,175             60,325                -               63,500

  Common Stock issued for cash
  February 1999 at $0.02 per
  share                                  29,000               29                551                -                  580

  Net loss for the period
  ended May 31, 1999                     -                     -                  -             (60,865)          (60,865)
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Balance May 31, 1999                3,204,000            3,204             60,876             (60,865)            3,215

  Common Stock issued for cash
  June 1999 at $0.02 per share           -                     2                 38              -                     40

  Cash contribution to Capital            2,000           -                   2,220              -                  2,220

  Net loss for the year ended
  May 31, 2000                           -                -                  -                   (4,207)           (4,207)
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Balance, May 31, 2000               3,206,000            3,206             63,134             (65,072)            1,268

  Net loss for the year ended
  May 31, 2001                           -                -                  -                   (1,334)           (1,334)
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Balance May 31, 2001                3,206,000            3,206             63,134             (66,406)              (66)

  Net loss for the year ended
  May 31, 2002                           -                -                  -                   (1,509)           (1,509)
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Balance May 31, 2002                3,206,000            3,206             63,134             (67,915)           (1,575)

  Net loss  for the year  ended
  May 31, 2003                           -                -                  -                     (175)             (175)
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Balance May 31, 2003                3,206,000            3,206             63,134             (68,090)           (1,750)

  Net loss for the  period  ended
  August 31, 2003                        -                -                  -                   -                  -
                                  --------------   ----------------   ----------------   ----------------   ---------------

  Balance August 31, 2003             3,206,000            3,206             63,134             (68,090)           (1,750)
                                  ==============   ================   ================   ================   ===============

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
August 31, 2003
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

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

       Organization and Business Operations

       Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of August 31, 2003, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

August 31, 2003

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

       Income Taxes

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through August 31, 2003.

       Consideration of other Comprehensive Income Items

       SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the three month period ended August 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Notes to Interim Financial Statements

August 31, 2003

(unaudited)
(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------



2.   Stockholder's Equity

     Authorized

     The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at August 31, 2003, 3,206,000 shares were issued and outstanding.



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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2003.
As of August 31, 2003, the Company remained in the development stage. As of August 31, 2003, the Company had assets consisting of cash only in the amount of $535.00 The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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

                                                       PARK HILL CAPITAL I CORP.



DATE:   October 17, 2005                               /s/ Francis Mailhot
                                                       ------------------------
                                                       Francis Mailhot
                                                       Director
                                                       PARK HILL CAPITAL I CORP.