Form 10QSB
period 2005-02-28
PARK HILL CAPITAL I CORP
filed 2005-10-17
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005; OR


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

         ---------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
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


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Balance Sheet

As at February 28, 2005 and May 31, 2004
(Amounts expressed in United States Dollars)                                                                 Page 1
---------------------------------------------------------------------------------------------------------------------------




                                                                                   February 28,            May 31,
                                                                                       2005                 2004
                                                                                   (Unaudited)            (Audited)
                                                                                 -----------------    ------------------
 Assets

 Current
      Cash                                                                       $             35     $             35
                                                                                 -----------------    ------------------

                                                                                 $             35     $             35
                                                                                 =================    ==================
 Liabilities

 Current
      Loan payable                                                               $          2,285     $          2,285
                                                                                 -----------------    ------------------

 Stockholders' Deficiency

 Capital stock (note 2)                                                                     3,206                3,206

 Additional paid in capital
                                                                                           63,134               63,134

 Deficit accumulated during the development stage                                         (68,590)             (68,590)
                                                                                 -----------------    ------------------

 Total stockholders' deficit                                                               (2,250)              (2,250)
                                                                                 -----------------    ------------------

 Total liabilities and stockholders' deficiency                                  $             35     $             35
                                                                                 =================    ==================


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)

Interim Statement of Operations

(Unaudited)
(Amounts expressed in United States Dollars)                                                                 Page 2
---------------------------------------------------------------------------------------------------------------------------



                                      For the Three Months                    For the Nine Months            March 2, 1999
                                         Ended February 28                     Ended February 28           (Inception) to
                                                                                                             February 28,
                                -----------------------------------   -----------------------------------
                                     2005               2004               2005               2004               2005
                                ----------------   ----------------   ----------------   ----------------   ---------------
  Revenue                       $       -          $       -          $       -          $       -          $       -
                                ----------------   ----------------   ----------------   ----------------   ---------------

  Operating expenses

     Selling, general and
     administrative                     -                  -                  -                  -                   68,590
                                ----------------   ----------------   ----------------   ----------------   ---------------



  Net loss                      $                  $                  $                  $                  $       (68,590)
                                ================   ================   ================   ================   ===============


  Net loss per common share
  basic and diluted             $          (0.00)  $          (0.00)  $          (0.00)  $          (0.00)  $         (0.02)
                                ================   ================   ================   ================   ===============

  Weighted average number of
   common shares used in
   calculation                         3,206,000          3,206,000          3,206,000          3,206,000         3,206,000
                                ================   ================   ================   ================   ===============


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Interim Statement of Cash Flows
For the Nine Months Period Ended February 28, 2004,
February 28, 2003 and from inception
(Unaudited)
(Amounts Expressed in United States Dollars)                                                                 Page 3
---------------------------------------------------------------------------------------------------------------------------


                                                                                                           March 2, 1999
                                                                                                            (Inception)
                                                            Nine Months Ended     Nine Months Ended              to
                                                              February 28,          February 28,            February 28,
                                                                  2004                  2003                    2004
                                                            ------------------   --------------------    -------------------
Operating activities

     Net loss from continuing operations                    $         -          $              (0.00)   $         (68,590)
     Issue of common stock for service                                -                    -                        60.325
                                                            ------------------   --------------------    -------------------

                                                                                                (0.00)              (8,265)
Net cash used in operating activities
                                                            ------------------   --------------------    -------------------


Financing activities

     Issue of common stock                                            -                    -                         3,895
     Additional paid up capital                                       -                    -                         2,220
     Increase (decrease) in loan payable                              -                    -                         2,185
                                                            ------------------   --------------------    -------------------


Net cash provided by financing activities
                                                            ------------------   --------------------    -------------------

Net increase (decrease) in cash and cash equivalent                   -                    -                            35

Cash and cash equivalent, beginning of period                              35                     535               -
                                                            ------------------   --------------------    -------------------

Cash and cash equivalent, end of period                     $              35    $                535    $              35
                                                            ==================   ====================    ===================


Income taxes paid                                           $          -         $          -            $          -
                                                            ==================   ====================    ===================

Interest paid                                               $          -         $          -            $          -
                                                            ==================   ====================    ===================


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Interim Statement of Stockholders' Deficiency
For the Nine Months Period Ended February 28, 2004
(Unaudited)
 (Amounts Expressed in United States Dollars)                                                                Page 4
---------------------------------------------------------------------------------------------------------------------------
                                            Common Stock                                                        Total
                                  ---------------------------------                                         ---------------
                                                                                            Deficit
                                                                                          Accumulated
                                                                         Additional       During the
                                                                          Paid in         Development        Stockholders'
                                      Shares            Amount            Capital            Stage            Deficiency
                                  --------------   ----------------   ----------------  -----------------   ---------------
  Common  Stock issued for cash
  and  services  February  1999
  at $0.02 per share                  3,175,000              3,175             60,325           -                   63,500
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Common Stock issued for cash
  February 1999 at $0.02 per
  share                                  29,000                 29                551            -                     580

  Net loss for the period
  ended May 31, 1999                     -                 -                    -             (60,865)             (60,865)
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance May 31, 1999                3,204,000              3,204             60,876         (60,865)               3,215

  Common Stock issued for cash
  June 1999 at $0.02 per share           -                       2                 38          -                        40

  Cash contribution to Capital            2,000            -                    2,220          -                     2,220

  Net loss for the year ended
  May 31, 2000                           -                 -                  -                (4,207)              (4,207)
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance, May 31, 2000               3,206,000              3,206             63,134         (65,072)               1,268

  Net loss for  the year ended
  May 31, 2001                           -                 -                  -                (1,334)              (1,334)
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance May 31, 2001                3,206,000              3,206             63,134         (66,406)                 (66)

  Net loss for the year ended
  May 31, 2002                           -                 -                  -                (1,509)              (1,509)
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance May 31, 2002                3,206,000              3,206             63,134         (67,915)              (1,575)

  Net  loss  for the  year  ended
  May 31, 2003                           -                 -                  -                  (175)                (175)
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance May 31, 2003                3,206,000              3,206             63,134          68,090               (1,750)

  Net loss for the year ended
  May 31, 2004                           -                 -                  -                  (500)                (500)
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance May 31, 2004                3,206,000              3,206             63,134         (68,590)              (2,250)

  Net loss for the period ended
  February 28, 2005                      -                 -                  -
                                  --------------   ----------------   ----------------  -----------------   ---------------

  Balance February 28,2005            3,206,000              3,206             63,134         (68,590)              (2,250)
                                  ==============   ================   ================  =================   ===============



PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
February 28, 2005
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------


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

       Organization and Business Operations

       Park Hill Capital I Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of February 28, 2005, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
 (A Development Stage Company)
Notes to Interim Financial Statements
February 28, 2005
(Unaudited)
(Amounts expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------


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

       Income Taxes

       The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from March 2, 1999 (inception) through February 28, 2005.

       Consideration of other Comprehensive Income Items

       SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the nine month period ended February 28, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
February 28, 2005
(Unaudited)
(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------


2.   Stockholder's Equity

     Authorized

     The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at February 28, 2005 3,206,000 shares were issued and outstanding.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2005.
As of February 28, 2005, the Company remained in the development stage. As of February 28, 2005, the Company had assets consisting of cash only in the amount of $35.00 The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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