Form 10KSB
period 2001-05-31
PARK HILL CAPITAL I CORP
filed 2005-10-26
CIK 1097638

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Year ended May 31, 2001

                        Park Hill Capital I, Corporation

                      ------------------------------------

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

                                Tel: 514-448-6710
                              --------------------
                           (Issuer's telephone number)
             (Exact name of registrant as specified in its charter)

      Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law

                             1224 Washington Avenue

                           Miami Beach, Florida 33139

                             Telephone: 305.531.1174
                             -----------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 26, 2005, computed by reference to the price at which the stock was sold on that date: $0.00

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      3,206,000 shares of Common Stock, $.001 par value, as of October 26, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format (check one)

      Yes |_| No |X|

                         PARK HILL CAPITAL I CORPORATION
                              Report on Form 10KSB
                     For the Fiscal Year Ended May 31, 2001

                                TABLE OF CONTENTS

                                                                                  PAGE
                                     PART I

Item 1.       Description of the Business.......................................     1
Item 2.       Description of the Property.......................................     7
Item 3.       Legal Proceedings.................................................     7
Item 4.       Submission of Matters to Vote of Security Holders.................     7

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..........     8
Item 6.       Management's Discussion and Analysis..............................     8
Item 7.       Financial Statements..............................................    12
Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................    12
Item 8A.      Controls and Procedures...........................................    12
Item 8B.      Other Information.................................................    13

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons......    14
Item 10.      Executive Compensation............................................    16
Item 11.      Security Ownership of Certain Beneficial Owners and Management....    17
Item 12.      Certain Relationships and Related Transactions....................    17

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K..................................    18
Item 14.      Principal Accountant Fees and Services............................    18

Signatures    ..................................................................    21

Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the information described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2005.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               SUMMARY INFORMATION

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, "we," "us," "our", " and the "company" and similar terms refer to PARK HILL CAPITAL I CORPORATION, and our subsidiaries collectively, while the term "Park Hill " refers to PARK HILL CAPITAL I CORPORATION in its corporate capacity.

General

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

Effective June 15, 2005, Mr. Frank Kramer and Ms. Debrorah Salerno resigned as officers and directors of Park Hill Capital I Corp. and appointed Mr. Francis Mailhot as a director of Park Hill Capital I Corp. Mr. Francis Mailhot has been appointed as President and CEO of Park Hill Capital I Corp.

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

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate, even within the next twelve months, a need to engage any full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 1 Place Ville-Marie Suite 2821, Montreal, Quebec, Canada H3B 4R4. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 36 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales of Unregistered Securities

None.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. This Annual Report, including the following Management's Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the "Filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our Filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

RESULTS OF OPERATIONS

Year Ended May 31, 2001.

As of May 31, 2001, the Company remained in the development stage. As of May 31, 2001, the Company had assets consisting of cash only in the amount of $34.00

The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm                                1

Balance Sheets as at May 31, 2001 and May 31, 2000                                     2

Statements of Operations for the years ended May 31, 2001 and May 31, 2000             3

Statements of Cash Flows for the years ended May 31, 2001 and May 31, 2000             4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2001
and May 31, 2000                                                                       5

Notes to Financial Statements                                                      6 - 8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In the event we find, in our ongoing review of our controls and procedures, that there factors that materially impact the fairness or reliability of underlying financial statements, we will file an amendment to this Form 10-KSB.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers serving Park Hill Capital I Corporation at the time of the year ended May 31, 2001 are as follows:

Name                   Age                      Positions Held and Tenure
Frank L. Kramer        62 (as of May 2005)      President, and a Director since March, 1999.

Deborah A. Salerno     51 (as of May 2005)      Secretary/Treasurer, and a Director since March, 1999.

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

Effective June 15, 2005, Mr. Frank Kramer and Ms. Debrorah Salerno resigned as officers and directors of Park Hill Capital I Corp. and appointed Mr. Francis Mailhot as a director of Park Hill Capital I Corp. Mr. Francis Mailhot has been appointed as President and CEO of Park Hill Capital I Corp.

Francis Mailhot, Director

Francis Mailhot, past chairman of the Bord of Directors and President of the Company, is the Managing Director at Finkelstein Capital Inc, a Mergers & Acquisition boutique firm specialized in the smallcap market. Mr. Mailhot was President and CEO of Park Hill Horizon a US reporting corporation, to coordinate the reverse merger with Dairy Fresh Farms Inc. He was also President and CEO of Millennium Capital Ventures Holdings Inc. during the merger with Nuevo Financial Inc.(Formerly Telediscount Communications Inc.) a New York based corporation and was President and CEO of OSK Capital III during the merger with Ideal Medical Inc. a Houston , Texas based corporation. Prior to that he was a key player in coordinating many deals in the smallcap market. He was also instrumental in helping companies positioning themselves for new round of financing. Mr Mailhot has also operated businesses in the telecom industry in the 90's. He pursued his studies in finance at Montreal's Hautes Etudes Commerciales (HEC) from 1991 to 1994 and is an active participant to the New York Capital Roundtable and also a member of the Canadian Association of New York.

Board of Directors Committees and Other Information

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval. The Audit Committee Charter and the Compensation Committee Charter as attached hereto as Exhibit to this filing. The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Director Compensation

Our directors do not receive cash for their service as directors. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

                    Indemnification of Officers and Directors

As permitted by Nevada law, Brampton Crest International, Inc.'s Amended and Restated Articles of Incorporation provide that Brampton Crest International, Inc. will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, Brampton Crest International, Inc. has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Nevada Business Corporation Act, Brampton Crest International, Inc.'s Amended and Restated Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 10. Executive Compensation

      The following table sets forth information with respect to compensation paid by the Company to the President and compensation to named executive officer's that exceeds $100,000:

                           Annual Compensation                    Long Term Compensation
                           -------------------                    ----------------------

                                                   Other Annual   Restricted Stock   Options/   LTIP          All Other
Name           Title       Year   Salary   Bonus   Compensation   Awarded            SARs (#)   payouts ($)   Compensation
----           -----       ----   ------   -----   ------------   -------            --------   -----------   ------------
Francis        President   2005   0        0       0              0                  0          0             0
Mailhot        CEO

Frank          President   2005   0        0       0              0                  0          0             0
Kramer (1)     CEO         2004   0        0       0              0                  0          0             0
                           2003   0        0       0              0                  0          0             0
                           2002   0        0       0              0                  0          0             0
                           2001   0        0       0              0                  0          0             0

Debrorah       Director    2005   0        0       0              0                  0          0             0
Salerno                    2004   0        0       0              0                  0          0             0
                           2003   0        0       0              0                  0          0             0
                           2002   0        0       0              0                  0          0             0
                           2001   0        0       0              0                  0          0             0

(1) Effective June 15, 2005, Mr. Frank Kramer and Ms. Debrorah Salerno resigned as officers and directors of Park Hill Capital I Corp. and appointed Mr. Francis Mailhot as a director of Park Hill Capital I Corp. Mr. Francis Mailhot has been appointed as President and CEO of Park Hill Capital I Corp.

The Company does not have a bonus or stock option plan at this time. Officers and directors are elected annually.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows our common stock beneficially owned as of May 31, 2001 by:

o each person who is known by us to beneficially own 5% or more of our outstanding common stock;
o     each of our executive officers named in the Summary Compensation Table;
o     each of our directors; and
o     all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock that the named person has the right to acquire, through conversion or option exercise or otherwise, within 60 days after May 31, 2001.

                                        Number of             Percentage of
Name and Address                          Shares                  Shares
                                  Beneficially Owned (1)  Beneficially Owned (1)

Name and                             Number of Shares            Percent of
Address                            Owned Beneficially           Class Owned
Frank L. Kramer (F1)
5330 E. 17th Ave. Parkway
Denver, Colorado 80220                  1,150,000(F2)             35.87%

Deborah A. Salerno(F1)
355 South End, 22B
New York, NY 10280                          1,000,000             31.19%

John P. O'Shea
355 South End Ave.
New York, NY 10280                          1,000,000             31.19%

All directors and executive
officers (2 persons)                        2,150,000             67.06%

(F1) The person listed is an officer, a director, or both, of the Company.
(F2) Includes 150,000 shares owned by Mr. Kramer's spouse, of which Mr. Kramer may be deemed to be the beneficial owner.

(1) Based on a total of an aggregate of 3,206,000 issued and outstanding shares of common stock

Item 12. Certain Relationships and Related Transactions

None.

                                     PART IV

ITEM 13. EXHIBITS

(a) The Exhibits listed below are filed as part of this Annual Report.

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 2, 1999)

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 2, 1999).

14.1 Code of Ethics.

23.1 Consent of Registered Public Accounting Firm.

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending May 31, 2005.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman LLP audited the Company's annual financial statements for the fiscal years ended May 31, 2001, May 31, 2002, May 31, 2003, May 31, 2004 and May 31, 2005 in 2005 and charged an aggregate fee.

For Years Ended May 31, 2001, 2002, 2003, 2004 and 2005.

Audit Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP for audit of the Company's annual financial statements were $6,000CAD in the aggregate for the fiscal years ended May 31, 2001, May 31, 2002, May 31, 2003, May 31, 2004 and May 31, 2005.

Audit-Related Fees

Schwartz Levitsky Feldman LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending May 31, 2001, May 31, 2002, May 31, 2003, May 31, 2004 and May 31, 2005.

Tax Fees

Schwartz Levitsky Feldman LLP did not bill the Company any amounts for tax compliance, advice and planning that were related to its audit or review of the Company's financial statements during the fiscal years ending May 31, 2001, May 31, 2002, May 31, 2003, May 31, 2004 and May 31, 2005.

All Other Fees

Schwartz Levitsky Feldman LLP did not bill the Company any amounts for any products and services other than the foregoing that were related to its audit or review of the Company's financial statements during the fiscal years ending May 31, 2001, May 31, 2002, May 31, 2003, May 31, 2004 and May 31, 2005.

Item 7. Financial Statements

                          Index to Financial Statements

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2001
                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2001
                  (Amounts Expressed in United States Dollars)

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                                 1

Balance Sheets as at May 31, 2001 and May 31, 2000                                      2

Statements of Operations for the years ended May 31, 2001 and May 31, 2000              3

Statements of Cash Flows for the years ended May 31, 2001 and May 31, 2000              4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2001
and May 31, 2000                                                                        5

Notes to Financial Statements                                                       6 - 8

Schwartz Levitsky Feldman  LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Park Hill Capital I Corporation
(A Development Stage Company)

We have audited the balance sheets of Park Hill Capital I Corporation (A Development Stage Company) as at May 31, 2001 and the related statements of operations and stockholders' equity and cash flows for the years then ended May 31, 2001 and 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Capital I Corporation as at May 31, 2001 and 2000 and the results of its operations and its cash flows for each of the year ended May 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 1 to the financial statements, the company has no established source of revenue and has not commenced any commercial operations. This raises substantial doubt that its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at May 31, 2000 and for the year then ended, were audited by other auditors who expressed an opinion without reservation on the statements in their report dated July 17, 2000.

Montreal, Quebec
August 17, 2005                                            Chartered Accountants

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Balance Sheet
As at May 31, 2001 and May 31, 2000
(Amounts expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------

                                                           2001          2000
                                                         --------      --------

Assets

Current
     Cash                                                $     34      $  1,268
                                                         --------      --------

                                                         $     34      $  1,268
                                                         ========      ========

Liabilities

Current
     Loan Payable                                        $    100      $     --
                                                         --------      --------

                                                              100            --
                                                         --------      --------

Stockholders' Equity

Capital stock (note 2)                                      3,206         3,206

Additional paid in capital                                 63,134        63,134

Deficit accumulated during the development stage          (66,406)      (65,072)
                                                         --------      --------

Total stockholders' Equity                                    (66)        1,268
                                                         --------      --------

Total liabilities and stockholders' deficiency           $     34      $  1,268
                                                         ========      ========

Approved on behalf of the board:

                                             Director
--------------------------------------------

                                             Director
--------------------------------------------

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Operations
For the Years Ended May 31, 2001, May 31, 2000 and From Inception
(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------

                                                      2001               2000            March 2,1999
                                                                                        (Inception) to
                                                                                            May 31,
                                                                                             2001
                                                ---------------     ---------------     ---------------
Revenue                                         $            --     $            --     $            --
                                                ---------------     ---------------     ---------------

Operating expenses

     Selling, general and administration                  1,334               4,207             (66,406)
                                                ---------------     ---------------     ---------------

Net loss                                        $        (1,334)    $        (4,207)    $       (66,406)
                                                ===============     ===============     ===============

Net loss per common share                       $         (0.00)    $         (0.00)    $         (0.02)
                                                ===============     ===============     ===============

Weighted average number of common shares
used in calculation                                   3,206,000           3,206,000           3,206,000
                                                ===============     ===============     ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended May 31, 2001, May 31, 2000 and From Inception
(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------

                                                                                                       March 2, 1999
                                                                                                        (Inception)
                                                                                                             to
                                                                                                           May 31,
                                                                      2001               2000               2001
                                                                 --------------     --------------     --------------
Operating activities

     Net loss from continuing operations                         $       (1,334)    $       (4,207)    $      (66,406)
     Issue of common stock for service                                       --                 --             60,325
                                                                 --------------     --------------     --------------

Net cash used in operating activities                                    (1,334)            (4,207)            (6,081)
                                                                 --------------     --------------     --------------

Financing activities

     Issue of common stock                                                   --                 --              3,795
     Additional paid in capital                                              --              2,220              2,220
     Decrease (increase) in stock subscribed receivable                      --                 25                 --
     Increase (decrease) in stock subscribed                                 --                (40)                --
     Increase in loan payable                                               100                 --                100
                                                                 --------------     --------------     --------------

Net cash provided by financing activities                                   100              2,245              6,115
                                                                 --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalent                      (1,234)            (1,962)                34

Cash and cash equivalent, beginning of year                               1,268              3,230                 --
                                                                 --------------     --------------     --------------

Cash and cash equivalent, end of year                            $           34     $        1,268     $           34
                                                                 ==============     ==============     ==============

Income taxes paid                                                $           --     $           --     $           --
                                                                 ==============     ==============     ==============
Interest paid                                                    $           --     $           --     $           --
                                                                 ==============     ==============     ==============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the year ended May 31, 2001
(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

                                             Common Stock                                                   Total
                                    -----------------------------                                        ------------
                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                                                         Paid in       Development       Stockholders'
                                       Shares           Amount           Capital          Stage           Deficiency
                                    ------------     ------------     ------------     ------------      ------------
Common Stock issuedfor cash
and services February 1999
at $0.02 per share                     3,175,000            3,175           60,325               --            63,500

Common Stock issued for cash
February 1999 at $0.02 per
share                                     29,000               29              551               --               580

Net loss for the the period
ended May 31, 1999                            --               --               --          (60,865)          (60,865)
                                    ------------     ------------     ------------     ------------      ------------

Balance May 31, 1999                   3,204,000            3,204           60,876          (60,865)            3,215

Common Stock issued for cash
June 1999 at $0.02 per share                  --                2               38               --                40

Cash contribution to Capital               2,000               --            2,220               --             2,220

Net loss for the year ended
May 31, 2000                                  --               --               --           (4,207)           (4,207)
                                    ------------     ------------     ------------     ------------      ------------

Balance, May 31, 2000                  3,206,000            3,206           63,134          (65,072)            1,268

Net loss for the year ended
May 31, 2001                                  --               --               --           (1,334)           (1,334)
                                    ------------     ------------     ------------     ------------      ------------

Balance May 31, 2001                   3,206,000            3,206           63,134          (66,406)              (66)
                                    ============     ============     ============     ============      ============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2001
(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------

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

      Development Stage Company

      Park Hill Capital I Corp. has been in the development stage since its formation on March 2, 1999. Planned principal operations have not commenced since then and the company has not generated any revenue.

      Financial Statement Presentation

      This summary of significant accounting policies of Park Hill Capital I Corp. is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

      Organization and Business Operations

      Park Hill Capital I Corp. (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of May 31, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2001
(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------

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

      Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 26, 1999 (inception) through December 31, 2004.

      Consideration of other Comprehensive Income Items

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

2.    Recently issued accounting policies

      SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

      SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2001
(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------

2.    Recently issued accounting policies (continued)

      SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

      SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during, which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

      SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

3.    Stockholder's Equity

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at May 31, 2001 3,206,000 shares were issued and outstanding.

      There are no warrants or options outstanding to issue any additional shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Park Hill Capital I Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARK HILL CAPITAL I CORPORATION


                                                          By /s/ Francis Mailhot
                                                     ---------------------------
                                                     Principal Executive Officer
                                                          Date: October 28, 2005


                                                          By /s/ Francis Mailhot
                                                     ---------------------------
                                                        Chief Accounting Officer
                                                          Date: October 28, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..


                                                          By /s/ Francis Mailhot
                                                     ---------------------------
                                                                        Director
                                                          Date: October 28, 2005