Form 10KSB
period 2002-05-31
PARK HILL CAPITAL I CORP
filed 2005-10-26
CIK 1097638

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

                         For the Year ended May 31, 2002

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

                                Tel: 514-448-6710
                                -----------------
                           (Issuer's telephone number)
             (Exact name of registrant as specified in its charter)

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

Transitional Small Business Disclosure Format (check one)

      Yes |_| No |X|

                         PARK HILL CAPITAL I CORPORATION
                              Report on Form 10KSB
                     For the Fiscal Year Ended May 31, 2002

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 2002.

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

RESULTS OF OPERATIONS

Year Ended May 31, 2002.

As of May 31, 2002, the Company remained in the development stage. As of May 31, 2002, the Company had assets consisting of cash only in the amount of $710.00

The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm                                1

Balance Sheets as at May 31, 2002 and May 31, 2001                                     2

Statements of Operations for the years ended May 31, 2002 and May 31, 2001             3

Statements of Cash Flows for the years ended May 31, 2002 and May 31, 2001             4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2002
and May 31, 2001                                                                       5

Notes to Financial Statements                                                      6 - 8

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers serving Park Hill Capital I Corporation at the time of the year ended May 31, 2002 are as follows:

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

The following table shows our common stock beneficially owned as of May 31, 2002 by:

o each person who is known by us to beneficially own 5% or more of our outstanding common stock;
o     each of our executive officers named in the Summary Compensation Table;
o     each of our directors; and
o     all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock that the named person has the right to acquire, through conversion or option exercise or otherwise, within 60 days after May 31, 2002.

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

(1)Based on a total of an aggregate of 3,206,000 issued and outstanding shares of common stock

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

Item 7. Financial Statements

                          Index to Financial Statements

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2002
                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2002
                  (Amounts Expressed in United States Dollars)

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                                1

Balance Sheets as at May 31, 2002 and May 31, 2001                                     2

Statements of Operations for the years ended May 31, 2002 and May 31, 2001             3

Statements of Cash Flows for the years ended May 31, 2002 and May 31, 2001             4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2002
and May 31, 2001                                                                       5

Notes to Financial Statements                                                      6 - 8

Schwartz Levitsky Feldman  LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Park Hill Capital I Corporation
(A Development Stage Company)

We have audited the balance sheets of Park Hill Capital I Corporation (A Development Stage Company) as at May 31, 2002 and the related statements of operations and stockholders' equity and cash flows for the years then ended May 31, 2002 and 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Capital I Corporation as at May 31, 2002 and 2001 and the results of its operations and its cash flows for each of the year ended May 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

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

Montreal, Quebec
August 17, 2005                                            Chartered Accountants

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Balance Sheet
As at May 31, 2002 and May 31, 2001
(Amounts expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------

                                                          2002           2001
                                                        --------       --------

Assets

Current
     Cash                                               $    710       $     34
                                                        --------       --------

                                                        $    710       $     34
                                                        ========       ========

Liabilities

Current
     Loan Payable                                          2,285            100
                                                        --------       --------

                                                        $  2,285       $    100
                                                        ========       ========

Stockholders' Deficiency

Capital stock (note 2)                                     3,206          3,206

Additional paid in capital                                63,134         63,134

Deficit accumulated during the development stage         (67,915)       (65,406)
                                                        --------       --------

Total stockholders' deficit                               (1,575)           (66)
                                                        --------       --------

Total liabilities and stockholders' deficiency          $    710       $     34
                                                        ========       ========

Approved on behalf of the board:


                                             Director
--------------------------------------------


                                             Director
--------------------------------------------

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Operations
For the Years Ended May 31, 2002, May 31, 2001 and From Inception
(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------

                                                                                         March 2 1999
                                                                                        (Inception) to
                                                                                             May 31,
                                                      2002               2001                 2002
                                                ---------------     ---------------     ---------------
Revenue                                         $            --     $            --     $            --
                                                ---------------     ---------------     ---------------

Operating expenses

     Selling, general and administration                  1,509               1,334              67,915
                                                ---------------     ---------------     ---------------

Net loss                                        $        (1,509)    $        (1,334)            (67,915)
                                                ===============     ===============     ===============

Net loss per common share                       $         (0.00)    $         (0.00)    $         (0.02)
                                                ===============     ===============     ===============

Weighted average number of common shares
used in calculation                                   3,206,000           3,206,000           3,206,000
                                                ===============     ===============     ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended May 31, 2002, May 31, 2001 and From Inception
(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------

                                                                                                   March 2, 1999
                                                                                                    (Inception)
                                                                                                        to
                                                                                                      May 31,
                                                                  2002               2001               2002
                                                             --------------     --------------     --------------
Operating activities

     Net loss from continuing operations                     $       (1,509)    $       (1,334)    $      (67,915)
     Issue of common stock for service                                                                     60,325

                                                             --------------     --------------     --------------

Net cash used in operating activities                                (1,509)            (1,334)            (7,590)
                                                             --------------     --------------     --------------

Financing activities

     Issue of common stock                                               --                 --              3,795
      Additional paid in capital                                                                            2,220
     Increase in loan payable                                         2,185                100              2,285
                                                             --------------     --------------     --------------

Net cash provided by financing activities                             2,185                100              8,300
                                                             --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalent                     676             (1,234)    $          710

Cash and cash equivalent, beginning of year                              34              1,268                 --
                                                             --------------     --------------     --------------

Cash and cash equivalent, end of year                        $          710     $           34     $          710
                                                             ==============     ==============     ==============

Income taxes paid                                            $           --     $           --     $           --
                                                             ==============     ==============     ==============
Interest paid                                                $           --     $           --     $           --
                                                             ==============     ==============     ==============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the year ended May 31, 2002
(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

                                            Common Stock                                                    Total
                                    -----------------------------                                        ------------
                                                                                         Deficit
                                                                                       Accumulated
                                                                      Additional       During the
                                                                        Paid in        Development       Stockholders'
                                       Shares           Amount          Capital           Stage           Deficiency
                                    ------------     ------------     ------------     ------------      ------------
Common Stock issued for cash
and services February 1999
at $0.02 per share                     3,175,000            3,175           60,325               --            63,500

Common Stock issued for cash
February 1999 at $0.02 per
share                                     29,000               29              551               --               580

Net loss for the the period
ended May 31, 1999                            --               --               --          (60,865)          (60,865)
                                    ------------     ------------     ------------     ------------      ------------

Balance May 31, 1999                   3,204,000            3,204           60,876          (60,865)            3,215

Common Stock issued for cash
June 1999 at $0.02 per share                  --                2               38               --                40

Cash contribution to Capital               2,000               --            2,220               --             2,220

Net loss for the year ended
May 31, 2000                                  --               --               --           (4,207)           (4,207)
                                    ------------     ------------     ------------     ------------      ------------

Balance, May 31, 2000                  3,206,000            3,206           63,134          (65,072)            1,268

Net loss for the year ended
May 31, 2001                                  --               --               --           (1,334)           (1,334)

Cash Contribution to Capital                  --               --               --               --                --

Balance May 31, 2001                   3,206,000            3,206           63,134          (66,406)              (66)
Net loss for the year ended
May 31, 2002                                  --               --               --           (1,509)           (1,509)
                                    ------------     ------------     ------------     ------------      ------------

Balance May 31, 2002                   3,206,000            3,206           63,134          (67,915)           (1,575)
                                    ============     ============     ============     ============      ============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2002
(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------

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

      Organization and Business Operations

      Park Hill Capital I Corp. (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of May 31, 2002, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2002
(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2002
(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------

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

3.    Stockholder's Equity

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at May 31, 2002 3,206,000 shares were issued and outstanding.

      There are no warrants or options outstanding to issue any additional shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Park Hill Capital I Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARK HILL CAPITAL I CORPORATION


                                                          By /s/ Francis Mailhot
                                                  ------------------------------
                                                     Principal Executive Officer
                                                          Date: October 28, 2005


                                                          By /s/ Francis Mailhot
                                                  ------------------------------
                                                        Chief Accounting Officer
                                                          Date: October 28, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                          By /s/ Francis Mailhot
                                                  ------------------------------
                                                                        Director
                                                          Date: October 28, 2005