Form 10KSB
period 2003-05-31
PARK HILL CAPITAL I CORP
filed 2005-10-26
CIK 1097638

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

                         For the Year ended May 31, 2003

                        Park Hill Capital I, Corporation
                        --------------------------------

    NEVADA                           0-27911                     84-1491806
    ------                           -------                     ----------
   State of                        Commission                   IRS Employer
incorporation                      File Number             Identification Number

                               1 Place Ville-Marie
                                   Suite 2821
                                  Montreal, Qc
                                     H3B 4R4
                    ----------------------------------------
                    (Address of principal executive offices)

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

Transitional Small Business Disclosure Format (check one)

      Yes |_| No |X|

                         PARK HILL CAPITAL I CORPORATION
                              Report on Form 10KSB
                     For the Fiscal Year Ended May 31, 2003

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 2003.

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

RESULTS OF OPERATIONS

Year Ended May 31, 2003.

As of May 31, 2003, the Company remained in the development stage. As of May 31, 2003, the Company had assets consisting of cash only in the amount of $535.00

The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm                                 1

Balance Sheets as at May 31, 2003 and May 31, 2001                                      2

Statements of Operations for the years ended May 31, 2003 and May 31, 2001              3

Statements of Cash Flows for the years ended May 31, 2003 and May 31, 2001              4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2003
and May 31, 2001                                                                        5

Notes to Financial Statements                                                       6 - 8

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers serving Park Hill Capital I Corporation at the time of the year ended May 31, 2003 are as follows:

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

The following table shows our common stock beneficially owned as of May 31, 2003 by:

o each person who is known by us to beneficially own 5% or more of our outstanding common stock;
o     each of our executive officers named in the Summary Compensation Table;
o     each of our directors; and
o     all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock that the named person has the right to acquire, through conversion or option exercise or otherwise, within 60 days after May 31, 2003.

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

14.1 Code of Ethics.

23.1 Consent of Registered Public Accounting Firm.

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2001.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2001.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman LLP audited the Company's annual financial statements for the fiscal years ended May 31, 2001, May 31, 2003, May 31, 2003, May 31, 2004 and May 31, 2005 in 2005 and charged an aggregate fee.

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

Item 7. Financial Statements

                          Index to Financial Statements

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  May 31, 2003
                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2003
                  (Amounts Expressed in United States Dollars)

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                                1

Balance Sheets as at May 31, 2003 and May 31, 2002                                     2

Statements of Operations for the years ended May 31, 2003 and May 31, 2002             3

Statements of Cash Flows for the years ended May 31, 2003 and May 31, 2002             4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2003
and May 31, 2002                                                                       5

Notes to Financial Statements                                                          6 - 8

Schwartz Levitsky Feldman LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Park Hill Capital I Corporation
(A Development Stage Company)

We have audited the balance sheets of Park Hill Capital I Corporation (A Development Stage Company) as at May 31, 2003 and the related statements of operations and stockholders' equity and cash flows for the years then ended May 31, 2003 and 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Capital I Corporation as at May 31, 2003 and 2002 and the results of its operations and its cash flows for each of the year ended May 31, 2003 and 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 1 to the consolidated financial statements, the company has no established source of revenue and has not commenced any commercial operations. This raises substantial doubt that its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Montreal, Quebec
August 17, 2005                                            Chartered Accountants

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Balance Sheet
As at May 31, 2003 and May 31, 2002
(Amounts expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------

                                                         2003           2002
                                                      ----------     ----------

Assets

Current
     Cash                                             $      535     $      710
                                                      ----------     ----------

                                                      $      535     $      710
                                                      ==========     ==========

Liabilities

Current
     Loan payable                                     $    2,285     $    2,285
                                                      ----------     ----------

Stockholders' Deficiency

Capital stock (note 2)                                     3,206          3,206

Additional paid in capital                                63,134         63,134

Deficit accumulated during the development stage         (68,090)       (67,915)
                                                      ----------     ----------

Total stockholders' deficit                               (1,750)        (1,575)
                                                      ----------     ----------

Total liabilities and stockholders' deficiency        $      535     $      710
                                                      ==========     ==========

Approved on behalf of the board:


                                             Director
--------------------------------------------


                                             Director
--------------------------------------------

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Operations
For the Years Ended May 31, 2003, May 31, 2002 and From Inception
(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------

                                                                                            March 2, 1999
                                                                                             (Inception)
                                                                                                 to
                                                                                               May 31,
                                                         2003               2002                2003
                                                   ---------------     ---------------     ---------------
Revenue                                            $            --     $            --     $            --
                                                   ---------------     ---------------     ---------------

Operating expenses

     Selling, general and administrative                       175               1,509              68,090
                                                   ---------------     ---------------     ---------------

Net loss                                           $          (175)    $        (1,509)    $       (68,090)
                                                   ===============     ===============     ===============

Net loss per common share basic and diluted        $         (0.00)    $         (0.00)    $         (0.00)
                                                   ===============     ===============     ===============

Weighted average number of common shares
used in calculation                                      3,206,000           3,206,000           3,206,000
                                                   ===============     ===============     ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended May 31, 2003, May 31, 2002 and From Inception
(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------

                                                                                                    March 2, 1999
                                                                                                     (Inception)
                                                                                                         to
                                                                                                       May 31,
                                                                  2003               2002               2003
                                                             --------------     --------------     --------------
Operating activities

     Net loss from continuing operations                     $         (175)    $       (1,509)    $      (68,090)
     Issue of common stock for service                                   --                 --             60,325
                                                             --------------     --------------     --------------

Net cash used in operating activities                                  (175)            (1,509)            (7,765)
                                                             --------------     --------------     --------------

Financing activities

     Issue of common stock                                               --                 --              3,795
     Additional paid up capital                                          --                 --              2,220
     Increase in loan payable                                            --              2,185              2,185
                                                             --------------     --------------     --------------

Net cash provided by financing activities                                --              2,185              8,300
                                                             --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalent                    (175)               676                535

Cash and cash equivalent, beginning of year                             710                 34                 --
                                                             --------------     --------------     --------------

Cash and cash equivalent, end of year                        $          535     $          710     $          535
                                                             ==============     ==============     ==============

Income taxes paid                                            $           --     $           --     $           --
                                                             ==============     ==============     ==============
Interest paid                                                $           --     $           --     $           --
                                                             ==============     ==============     ==============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the year ended May 31, 2003
(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

                                                 Common Stock                                                           Total
                                      ----------------------------------                                           ---------------
                                                                                                   Deficit
                                                                                                 Accumulated
                                                                              Additional          During the
                                                                                Paid in          Development        Stockholders'
                                           Shares             Amount            Capital             Stage             Deficiency
                                      ---------------    ---------------    ---------------    ---------------     ---------------
Common Stock issued                         3,175,000              3,175             60,325                 --              63,500
for cash and services
Feb 1999 at $0.02 per share

Common Stock issued for cash                   29,000                 29                551                 --                 580
Feb 1999 at $0.02 per share

Net loss for the the period
ended May 31, 1999                                 --                 --                 --            (60,865)            (60,865)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance May 31, 1999                        3,204,000              3,204             60,876            (60,865)              3,215

Common Stock issued for cash
June 1999 at $0.02 per share                    2,000                  2                 38                 --                  40

Cash contribution to Capital                       --                 --              2,220                 --               2,220

Net loss for the year ended
May 31, 2000                                       --                 --                 --             (4,207)             (4,207)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance, May 31, 2000                       3,206,000              3,206             63,134            (65,072)              1,268

Net loss for the year ended
May 31, 2001                                       --                 --                 --             (1,334)             (1,334)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance May 31, 2001                        3,206,000              3,206             63,134            (66,406)                (66)

Net loss for the year ended
May 31, 2002                                       --                 --                 --             (1,509)             (1,509)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance May 31, 2002                        3,206,000              3,206             63,134            (67,915)             (1,575)

Net loss for the year ended
May 31, 2003                                       --                 --                 --               (175)               (175)
                                      ---------------    ---------------    ---------------    ---------------     ---------------

Balance May 31, 2003                        3,206,000              3,206             63,134             68,090              (1,750)
                                      ===============    ===============    ===============    ===============     ===============

The accompanying notes are an integral part of these financial statements.

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2003
(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------

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

      Organization and Business Operations

      Park Hill Capital I Corp. (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of May 31, 2003, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2003
(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------

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

      Consideration of other Comprehensive Income Items

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2003
(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------

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

3.    Stockholder's Equity

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at May 31, 2003 3,206,000 shares were issued and outstanding.

      There are no warrants or options outstanding to issue any additional shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Park Hill Capital I Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARK HILL CAPITAL I CORPORATION


                                                          By /s/ Francis Mailhot
                                                --------------------------------
                                                     Principal Executive Officer
                                                          Date: October 28, 2005


                                                          By /s/ Francis Mailhot
                                                --------------------------------
                                                        Chief Accounting Officer
                                                          Date: October 28, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..


                                                          By /s/ Francis Mailhot
                                                --------------------------------
                                                                        Director
                                                          Date: October 28, 2005