Form 10KSB
period 2005-05-31
PARK HILL CAPITAL I CORP
filed 2005-10-26
CIK 1097638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Year ended May 31, 2005


                        Park Hill Capital I, Corporation


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

Transitional Small Business Disclosure Format (check one)
        Yes |_| No |X|

                         PARK HILL CAPITAL I CORPORATION
                              Report on Form 10KSB
                     For the Fiscal Year Ended May 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.   Description of the Business.......................................   1
Item 2.   Description of the Property.......................................   7
Item 3.   Legal Proceedings.................................................   7
Item 4.   Submission of Matters to Vote of Security Holders.................   7

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........   8
Item 6.   Management's Discussion and Analysis..............................   8
Item 7.   Financial Statements..............................................  12
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  12
Item 8A.  Controls and Procedures...........................................  12
Item 8B.  Other Information.................................................  13

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons......  14
Item 10.  Executive Compensation............................................  16
Item 11.  Security Ownership of Certain Beneficial Owners and Management....  17
Item 12.  Certain Relationships and Related Transactions....................  17

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K..................................  18
Item 14.  Principal Accountant Fees and Services............................  18

Signatures    ..............................................................  21

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 2005.

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

RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 2005.

As of May 31, 2005, the Company remained in the development stage. As of May 31, 2005, the Company had assets consisting of cash only in the amount of $35.00

The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm                        1

Balance Sheets as at May 31, 2005 and May 31, 2001                             2

Statements of Operations for the years ended
May 31, 2005 and May 31, 2001                                                  3

Statements of Cash Flows for the years ended
May 31, 2005 and May 31, 2001                                                  4

Statements of Changes in Stockholders' Equity
for the years ended May 31, 2005 and May 31, 2001                              5

Notes to Financial Statements                                              6 - 8

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers serving Park Hill Capital I Corporation at the time of the year ended May 31, 2005 are as follows:

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

The following table shows our common stock beneficially owned as of May 31, 2005 by:

      o each person who is known by us to beneficially own 5% or more of our outstanding common stock;
      o     each of our  executive  officers  named in the Summary  Compensation
            Table;
      o     each of our directors; and
      o     all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock that the named person has the right to acquire, through conversion or option exercise or otherwise, within 60 days after May 31, 2005.


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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman LLP audited the Company's annual financial statements for the fiscal years ended May 31, 2001, May 31, 2005, May 31, 2005, May 31, 2005 and May 31, 2005 in 2005 and charged an aggregate fee.

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

All Other Fees

Schwartz Levitsky Feldman LLP did not bill the Company any amounts for any products and services other than the foregoing that were related to its audit or review of the Company's financial statements during the fiscal years ending May 31, 2001, May 31, 2003, May 31, 2005, May 31, 2004 and May 31, 2005.

Item 7.  Financial Statements

                          Index to Financial Statements












                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2005
                  (Amounts Expressed in United States Dollars)

                         PARK HILL CAPITAL I CORPORATION
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  MAY 31, 2005
                  (Amounts Expressed in United States Dollars)








                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                               1

Balance Sheets as at May 31, 2005 and May 31, 2004                                    2

Statements of Operations for the years ended May 31, 2005 and May 31, 2004            3

Statements of Cash Flows for the years ended May 31, 2005 and May 31, 2004            4

Statements of Changes in Stockholders' Equity for the years ended May 31, 2005
and May 31, 2004             5 - 6

Notes to Financial Statements                                                     7 - 9

Schwartz Levitsky Feldman  LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA




REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM


To the Stockholders of
Park Hill Capital I Corporation
(A Development Stage Company)


We have audited the balance sheets of Park Hill Capital I Corporation (A Development Stage Company) as at May 31, 2005 and the related statements of operations and stockholders' equity and cash flows for the years then ended May 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Capital I Corporation as at May 31, 2005 and 2004 and the results of its operations and its cash flows for each of the year ended May 31, 2005and 2004 in conformity with generally accepted accounting principles in the United States of America.

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




Montreal, Quebec
August 17, 2005                                            Chartered Accountants


[GRAPHIC OMMITTED]

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Balance Sheet
As at May 31, 2005 and May 2004

(Amounts expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------



                                                            2005         2004
                                                          --------     --------

Assets

Current
       Cash                                               $     35     $     35
                                                          --------     --------

                                                          $     35     $     35
                                                          ========     ========

Liabilities

Current
       Loan payable                                       $  2,285     $  2,285
                                                          --------     --------


Stockholders' Deficiency

Capital stock (note 2)                                       3,206        3,206

Additional paid in capital                                  63,134       63,134

Deficit accumulated during the development stage           (68,590)     (68,590)
                                                          --------     --------

Total stockholders' deficit                                 (2,250)      (2,249)
                                                          --------     --------

Total liabilities and stockholders' deficiency            $     35     $     35
                                                          ========     ========







Approved on behalf of the board:


                                  Director
----------------------------------

                                   Director
----------------------------------

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Operations
For the Years Ended May 31, 2005, May 31, 2004 and From Inception

(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------


                                                                        March 2, 1999
                                                                         (Inception)
                                                                              to
                                                                            May 31,
                                                2005          2004           2005
                                              ---------   -----------    -----------
Revenue                                       $      --   $        --    $        --
                                              ---------   -----------    -----------

Operating expenses

       Selling, general and administrative           --           500         68,590
                                              ---------   -----------    -----------


Net loss                                      $      --   $      (500)   $   (68,590)
                                              =========   ===========    ===========




Net loss per common share basic and diluted   $      --   $      (500)   $     (0.02)
                                              =========   ===========    ===========

Weighted average number of common shares
used in calculation                           3,206,000     3,206,000      3,206,000
                                              =========   ===========    ===========

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended May 31, 2005, May 31, 2004 and From Inception

(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------



                                                                          March 2, 1999
                                                                           (Inception)
                                                                               to
                                                                             May 31,
                                                      2005     2004           2005
                                                      ----   --------    -------------
Operating activities

       Net loss from continuing operations            $ --   $   (500)   $     (68,590)
       Issue of common stock for service                --         --           60,325
                                                      ----   --------    -------------

Net cash used in operating activities                   --       (500)          (8,265)
                                                      ----   --------    -------------

Financing activities

       Issue of common stock                            --         --            3,795
       Additional paid up capital                       --         --            2,220
       Increase in loan payable                         --         --            2,185
                                                      ----   --------    -------------

Net cash provided by financing activities                          --               --
                                                      ----   --------    -------------

Net increase (decrease) in cash and cash equivalent     --       (500)              35

Cash and cash equivalent, beginning of year             35        535               --
                                                      ----   --------    -------------

Cash and cash equivalent, end of year                 $ 36   $     35    $          35
                                                      ====   ========    =============


Income taxes paid                                     $ --   $     --    $          --
                                                      ====   ========    =============
Interest paid                                         $ --   $     --    $          --
                                                      ====   ========    =============

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the year ended May 31, 2005

(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

                                                           Common Stock                                     Total
                                                       ---------------------                            -------------
                                                                                            Deficit
                                                                                           Accumulated
                                                                               Additional  During the
                                                                                Paid in    Development  Stockholders'
                                                         Shares      Amount     Capital       Stage       Deficiency
                                                       ---------   ---------   ----------  -----------  -------------
Common Stock  issued for cash and services  February   3,175,000       3,175       60,325           --         63,500
1999 at $0.02 per share

Common Stock issued for cash
Feb 1999 at $0.02 per share                               29,000          29          551           --            580

Net loss for the e period ended May 31, 1999                  --          --           --      (60,865)       (60,865)
                                                       ---------   ---------   ----------  -----------  -------------

Balance May 31, 1999                                   3,204,000       3,204       60,876      (60,865)         3,215

Common Stock issued for cash
June 1999 at $0.02 per share                               2,000           2           38           --             40

Cash contribution to Capital                                  --          --        2,220           --          2,220

Net loss for the year ended May 31, 2000                      --          --           --       (4,207)        (4,207)
                                                       ---------   ---------   ----------  -----------  -------------

Balance, May 31, 2000                                  3,206,000       3,206       63,134      (65,072)         1,268

Net loss for the year ended May 31, 2001                      --          --           --       (1,334)        (1,334)
                                                       ---------   ---------   ----------  -----------  -------------

Balance May 31, 2001                                   3,206,000       3,206       63,134      (66,406)           (66)

Net loss for the year ended May 31, 2003                      --          --           --       (1,509)        (1,509)
                                                       ---------   ---------   ----------  -----------  -------------

Balance May 31, 2002                                   3,206,000       3,206       63,134      (67,915)        (1,575)

Net loss for the year ended May 31, 2003                      --          --           --         (175)          (175)
                                                       ---------   ---------   ----------  -----------  -------------

Balance May 31, 2003                                   3,206,000       3,206       63,134      (68,090)        (1,750)

Net loss for the year ended
May 31, 2004                                                  --          --           --         (500)          (500)
                                                       ---------   ---------   ----------  -----------  -------------

Balance May 31, 2004                                   3,206,000       3,206       63,134      (68,590)        (2,250)

Net loss for the year ended
May 31, 2005                                                  --          --           --           --             --
                                                       ---------   ---------   ----------  -----------  -------------

Balance May 31, 2005                                   3,206,000       3,206       63,134      (68,589)        (2,250)
                                                       =========   =========   ==========  ===========  =============


PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2005

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

      Organization and Business Operations

      Park Hill Capital I Corp. (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of May 31, 2005, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is May 31.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2005

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

      Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 26, 1999 (inception) through May 31, 2005.

      Consideration of other Comprehensive Income Items

      SFAF 130 - Reporting Comprehensive Income, requires companies to present Comprehensive Income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in Comprehensive Income.

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

PARK HILL CAPITAL I CORPORATION
(A Development Stage Company)
Notes to Financial Statements
May 31, 2005
(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------


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

3.    Stockholder's Equity

      Authorized

      The Company is authorized to issue 25,000,000 shares of common stock at $0.001 par value as at May 31, 2005 3,206,000 shares were issued and outstanding.

      There are no warrants or options outstanding to issue any additional shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Park Hill Capital I Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PARK HILL CAPITAL I CORPORATION

                                                 By /s/ Francis Mailhot
                                                 -------------------------------
                                                 Principal Executive Officer
                                                 Date: October 28, 2005

                                                 By/s/ Francis Mailhot
                                                 -------------------------------
                                                 Chief Accounting Officer
                                                 Date: October 28, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                                                 By /s/ Francis Mailhot
                                                 -------------------------------
                                                 Director
                                                 Date: October 28, 2005